Form 10QSB
period 2005-09-30
EQUITABLE FINANCIAL CORP
filed 2005-11-10
CIK 1329998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

/_/   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

                         Commission file number: 0-51514


                            EQUITABLE FINANCIAL CORP.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

       UNITED STATES                            TO BE APPLIED FOR
--------------------------------        ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)



            113-115 NORTH LOCUST STREET, GRAND ISLAND, NEBRASKA 68801
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (308) 382-3136
                ------------------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /_/        No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /_/        No /X/

As of November 1, 2005 there were no shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes /_/        No /X/

                            EQUITABLE FINANCIAL CORP.

                                   FORM 10-QSB

                                      INDEX


                                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION FOR EQUITABLE FEDERAL SAVINGS BANK OF
         GRAND ISLAND

         Item 1.  Financial Statements .........................................................          1

                  Statements of Financial Condition at three months ended
                  September 30, 2005 (Unaudited) and year ended June 30, 2005 ...................         2

                  Statements of Income/(Loss) for the three months ended September 30,
                  2005 and 2004 (Unaudited) ....................................................          3

                  Statements of Members' Equity for the three months
                  ended September 30, 2005 and 2004 (Unaudited)..................................         4

                  Statements of Cash Flows for the three months ended
                  September 30, 2005 and 2004 (Unaudited)........................................         5

                  Notes to Unaudited Financial Statements.......................................          6

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................         8

         Item 3.  Controls and Procedures........................................................        18

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................        18

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................        19

         Item 3.  Defaults upon Senior Securities................................................        19

         Item 4.  Submission of Matters to a Vote of Security Holders............................        19
         Item 5.  Other Information..............................................................        19
         Item 6.  Exhibits.......................................................................        20

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         At September 30, 2005, Equitable Financial Corp. (the "Company") had not yet been organized and was not an operating company. Therefore, the information presented in this report is for the Bank only.

                 EQUITABLE FEDERAL SAVINGS BANK OF GRAND ISLAND
                        Statements of Financial Condition
                                   (Unaudited)


                                                                                        SEPTEMBER 30,           JUNE 30,
                                                                                            2005                 2005
                                                                                     ------------------- ------------------
ASSETS
Cash and due from financial institutions........................................           $  1,882,744       $  2,159,699
Securities available-for-sale, at fair value....................................             12,298,527         12,785,396
Securities held-to-maturity, fair value at September 30, 2005 - $1,138,009;
  and June 30, 2005 - $1,248,005................................................              1,138,517          1,238,085
Federal Home Loan Bank stock, at cost...........................................              2,226,700          1,989,600
Loans, net of allowance for loan losses of $886,539 at September 30, 2005;
  and $785,973 at June 30, 2005.................................................            139,929,002        121,655,609
Premises and equipment, net.....................................................              3,992,478          3,902,094
Foreclosed assets, net..........................................................                  4,332              4,332
Accrued interest receivable.....................................................                812,016            686,198
Other assets....................................................................              1,424,281            950,493
                                                                                     ------------------- ------------------
       Total assets.............................................................           $163,708,597       $145,371,506
                                                                                     =================== ==================

LIABILITIES AND MEMBERS' EQUITY
Deposits
   Non-interest-bearing deposits................................................           $  4,474,397       $  3,684,623
   Interest-bearing deposits....................................................            105,600,643         93,103,496
                                                                                     ------------------- ------------------
       Total deposits...........................................................            110,075,040         96,788,119

Federal Home Loan Bank borrowings...............................................             38,676,188         32,952,250
Advance payments from borrowers for taxes and insurance.........................                459,822            840,951
Accrued interest payable and other liabilities..................................                381,678            427,568
                                                                                     ------------------- ------------------
       Total liabilities........................................................            149,592,728        131,008,888

Commitments and contingencies...................................................

Members' equity
   Retained earnings............................................................             13,776,911         13,889,317
   Accumulated other comprehensive income, net..................................                338,958            473,301
                                                                                     ------------------- ------------------
       Total members' equity....................................................             14,115,869         14,362,618
                                                                                     ------------------- ------------------
          Total liabilities and members' equity.................................           $163,708,597       $145,371,506
                                                                                     =================== ==================

SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS.

                 EQUITABLE FEDERAL SAVINGS BANK OF GRAND ISLAND
                           Statements of Income/(Loss)
                                   (Unaudited)


                                                                                            THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                   -------------------------------------
                                                                                           2005               2004
                                                                                   ------------------- -----------------
   INTEREST INCOME
      Loans......................................................................         $ 1,826,748       $ 1,725,432
      Securities.................................................................             155,698           188,558
      Other......................................................................               9,033             1,441
                                                                                   ------------------- -----------------
          Total interest income..................................................           1,991,479         1,915,431

   INTEREST EXPENSE
      Deposits...................................................................             693,457           514,001
      Federal Home Loan Bank borrowings..........................................             431,500           404,478
                                                                                   ------------------- -----------------
          Total interest expense.................................................           1,124,957           918,479
                                                                                   ------------------- -----------------
   NET INTEREST INCOME...........................................................             866,522           996,552

   Provision for loan losses.....................................................              30,000            30,000
                                                                                   ------------------- -----------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........................             836,522           966,952
   NON-INTEREST INCOME
      Service charges on deposit accounts........................................              53,343            47,939
      Brokerage fee income.......................................................             203,778            87,964
      Other loan fees............................................................              65,459            29,371
      Other income...............................................................              35,278            29,560
                                                                                   ------------------- -----------------
          Total non-interest income..............................................             357,858           194,834

   NON-INTEREST EXPENSES
      Salaries and employee benefits.............................................             715,295           621,904
      Director and committee fees................................................              24,450            24,450
      Occupancy and equipment....................................................             309,754           220,714
      Regulatory fees and deposit insurance premium..............................              14,587            14,586
      Gain on sale of foreclosed assets..........................................                   -           (15,957)
      Loss on investment in low income housing partnerships......................              12,290            15,000
      Advertising and public relations...........................................              88,507            56,190
      Contributions and donations................................................              21,965            25,635
      Insurance and surety bond premiums.........................................              21,162            19,422
      Professional fees..........................................................              56,892            14,214
      Supplies, telephone, postage...............................................              54,882            24,307
      ATM expenses...............................................................               8,160             7,701
      Dues and subscriptions.....................................................              17,587             8,751
      Other expenses.............................................................              43,854            29,520
                                                                                   ------------------- -----------------
          Total non-interest expenses............................................           1,389,385         1,066,437
                                                                                   ------------------- -----------------
   (LOSS)/INCOME BEFORE INCOME TAXES.............................................            (195,005)           95,349
   Income tax (benefit)/expense..................................................             (82,599)           20,206
                                                                                   ------------------- -----------------
   NET (LOSS)/INCOME.............................................................         $  (112,406)      $    75,143
                                                                                   =================== =================


    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS.

                 EQUITABLE FEDERAL SAVINGS BANK OF GRAND ISLAND
                          Statements of Members' Equity
                                   (Unaudited)


                                                                                   Accumulated
                                                                   Retained     Other-Comprehensive
                                                                   Earnings        Income (Loss)           Total
                                                              --------------------------------------- -------------
   Balance at June 30, 2004...............................        $13,605,970        $466,628           $14,072,598

   Comprehensive income:
     Net income...........................................             75,143               -                75,143
     Net increase in fair value of securities classified as
       available-for-sale, net of income taxes............                  -          90,242                90,242
                                                                                                      -------------
          Total comprehensive income......................                                                  165,385
                                                                                                      -------------
   Balance at September 30, 2004..........................        $13,681,113        $556,870           $14,237,983
                                                              ===============   =============         =============

                                                                  $13,889,317        $473,301           $14,362,618
   Balance at June 30, 2005...............................
   Comprehensive loss:
     Net loss.............................................           (112,406)              -              (112,406)
     Net decrease in fair value of securities classified as
       available-for-sale, net of income taxes............                  -        (134,343)             (134,343)
                                                                                                      -------------
          Total comprehensive loss........................                                                 (246,749)
                                                                                                      -------------
   Balance at September 30, 2005..........................        $13,776,911        $338,958           $14,115,869
                                                              ===============   =============         =============


   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS.

                 EQUITABLE FEDERAL SAVINGS BANK OF GRAND ISLAND
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         ------------------------------
                                                                                             2005              2004
                                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)...................................................................  $   (112,406)     $     75,143
   Adjustments to reconcile net income/(loss) to net cash from operating activities:
      Depreciation.....................................................................        48,523            51,039
      Federal Home Loan Bank stock dividends...........................................       (22,800)          (17,900)
      Amortization of:
              Deferred loan origination costs, net....................................       (100,397)           (7,388)
              Premiums and discounts...................................................         9,091             8,717
      Gain on sale of foreclosed assets................................................             -           (15,957)
      Provision for loan losses........................................................        30,000            30,000
      Change in:

              Accrued interest receivable...............................................     (125,818)         (101,460)
              Other assets..............................................................     (473,788)          (80,020)
              Accrued interest payable and other liabilities............................       23,317           195,052
                                                                                         ------------      ------------
                    Net cash from operating activities.................................      (724,278)          137,226

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans.................................................................   (18,202,996)       (2,632,096)
   Proceeds from sale of foreclosed assets, net........................................             -            52,076
   Securities available-for-sale
        Proceeds from calls............................................................             -         1,555,000
        Proceeds from principal repayments.............................................       276,538           211,349
   Securities held-to-maturity
        Proceeds from principal repayments.............................................        97,258           163,014
   Purchases of Federal Home Loan Bank stock .......................................         (214,300)           (1,500)
   Purchase of premises and equipment..................................................      (138,907)           (3,189)
                                                                                         ------------      ------------
                    Net cash from investing activities.................................   (18,182,407)         (655,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits..............................................................    13,286,921        (3,660,395)
   Proceeds from Federal Home Loan Bank borrowings.....................................    30,500,000        14,300,000
   Repayments of Federal Home Loan Bank borrowings.....................................   (24,776,062)      (10,287,278)
   Net change in advance payments from borrowers for taxes and insurance......               (381,129)         (418,223)
                                                                                         ------------      ------------
                    Net cash from financing activities.................................    18,629,730           (65,896)
                                                                                         ------------      ------------
Decrease in cash and cash equivalents..................................................      (276,955)         (584,016)
Cash and cash equivalents,
   BEGINNING OF PERIOD.................................................................     2,159,699         2,157,887
                                                                                         ------------      ------------
Cash and cash equivalents,                                                               $  1,882,744      $  1,573,871
   END OF PERIOD.......................................................................  ============      ============

SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                 EQUITABLE FEDERAL SAVINGS BANK OF GRAND ISLAND
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

 (1)     BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U. S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Equitable Federal Savings Bank of Grand Island (the "Bank") included in Equitable Financial Corp.'s (the "Company" or "Equitable Financial") prospectus, dated September 27, 2005.

         In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

         Certain prior period amounts have been reclassified to correspond with the current period presentations.

(2)      MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

         Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In connection with the reorganization, the Bank changed its name to Equitable Bank. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.04 million. Net proceeds from the common stock offering amounted to approximately $13.2 million.


(3)      EARNINGS PER SHARE

         When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was not completed as of September 30, 2005, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Emerging Issues Task Force ("EITF") began a project ("EITF 03-1") to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement. The Financial Accounting Standards Board ("FASB") recently delayed the effective date of the impairment requirements of EITF 03-1. If EITF 03-1 becomes effective in the future, management believes that it should not have a material impact on its financial results.

         In December 2004, the FASB issued Statement 123R, SHARE BASED PAYMENT. As a result of the Plan discussed in Note 2, this statement would be effective for all employee awards granted, modified, or settled after June 30, 2006. As of the effective date, compensation expense related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of salary expense incurred for future financial statements reporting if the Company has a stock award program in place after the proposed statement becomes effective.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's discussion and analysis of the financial condition and results of operations at and for the three months ended September 30, 2005 and 2004 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Equitable Financial MHC, Equitable Financial and Equitable Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.

         Equitable Financial MHC, Equitable Financial and Equitable Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Equitable Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Equitable Financial and Equitable Bank's market area, changes in real estate market values in Equitable Financial and Equitable Bank's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Equitable Financial does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In connection with the reorganization, the Bank changed its name to Equitable Bank. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.04 million. Net proceeds from the common stock offering amounted to approximately $13.2 million.

         The Company was not organized until November 8, 2005. Accordingly, the information set forth in this report at June 30, 2005 and for the three months ended September 30, 2005 and 2004, including the financial statements and related financial data, relates to the Bank only.

         The Bank is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to four-family residential real estate loans. To a lesser extent, we originate multi-family and nonresidential real estate loans, construction loans, commercial loans and consumer loans.

         The Federal Deposit Insurance Corporation, through the Savings Association Insurance Fund, insures the Bank's savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

         OVERVIEW. Total assets at September 30, 2005 were $163.7 million, an increase of $18.3 million or 12.6% from total assets of $145.4 million at June 30, 2005. Total liabilities at September 30, 2005 were $149.6 million, compared to $131.0 million at June 30, 2005 an increase of $18.6 million or 14.2%. Members' equity decreased to $14.1 million at September 30, 2005 from $14.4 million at June 30, 2005, a decrease of $235,000 or (1.6%).

         LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family residential loans, multi-family and non-residential real estate loans and constructions loans. To a lesser extent, we also originate commercial and consumer loans.

         The following table sets forth the composition of our loan portfolio at the dates indicated.


                                                         SEPTEMBER 30, 2005                     JUNE 30, 2005
                                                  ---------------------------------    --------------------------------
                                                      AMOUNT            PERCENT            AMOUNT           PERCENT
                                                  ----------------    -------------    ---------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Real estate--mortgage:
   One- to four-family........................    $        84,998        60.5%             $ 78,341           64.1%
   Multi-family...............................              8,448         6.0                 8,391            6.9
   Nonresidential.............................             22,171        15.8                16,753           13.7
                                                  ----------------    -------------    ---------------   --------------
      Total real estate mortgage loans........            115,617        82.3               103,485           84.7
Construction..................................              2,000         1.4                 1,855            1.5
Commercial....................................             10,175         7.2                 3,970            3.2
Consumer:
   Home equity................................             10,563         7.5                11,045            9.0
   Other consumer.............................              2,177         1.6                 1,903            1.6
                                                  ----------------    -------------    ---------------   --------------
      Total consumer loans....................             12,740         9.1                12,948           10.6
                                                  ----------------    -------------    ---------------   --------------

      Total loans.............................            140,532       100.0%              122,258          100.0%
                                                                      =============                      ==============
Deferred loan origination costs, net..........                284                               184
Allowance for loan losses.....................               (887)                             (786)
                                                  ----------------                     ---------------

      Loans, net..............................         $  139,929                          $121,656
                                                  ================                     ===============


         Loans, net, increased $18.3 million or 15.0% to $139.9 million at September 30, 2005 compared to $121.7 million at June 30, 2005. The increase was primarily the result of loan originations from our new North Platte and Omaha operations.

         NONPERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

                                                                           SEPTEMBER 30,          JUNE 30,
                                                                               2005                 2005
                                                                          ---------------      ------------
                                                                                 (DOLLARS IN THOUSANDS)
         Nonaccrual loans...........................................            $339                 $190
         Foreclosed assets, net....................................                4                    4
                                                                          ---------------      ------------
                 Total nonperforming assets........................             $343                 $194
                                                                          ===============      ============
         Total nonaccrual loans to total loans.....................              0.2%                 0.2%
         Total nonaccrual loans to total assets....................              0.2%                 0.1%
         Total nonperforming assets to total assets................              0.2%                 0.1%

         Nonaccrual loans increased $149,000 to $343,000 at September 30, 2005, compared to $194,000 at June 30, 2005. This increase primarily resulted from a rise in the number of loans from four to ten between June 30, 2005 and September 30, 2005. Only one of the ten remained over 90 days past due and three of the ten were current as of October 31, 2005.

         SECURITIES. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities.

         The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.


                                                                 SEPTEMBER 30, 2005            JUNE 30, 2005
                                                             -----------------------     ------------------------
                                                              AMORTIZED      FAIR          AMORTIZED       FAIR
                                                                COST         VALUE            COST         VALUE
                                                             -----------   ---------     -------------   --------
                                                                             (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   State and political subdivisions......................    $   992       $   988          $   992       $   999
   U.S. Government-sponsored entity securities...........      8,210         8,123            8,213         8,185
   Mortgage-backed securities............................      2,129         2,033            2,282         2,298
   Collateralized mortgage obligations...................        439           429              566           562
   Equity securities.....................................         15           726               15           741
                                                             -------       -------          -------       -------
       Total securities available-for-sale...............    $11,785       $12,299          $12,068       $12,785
                                                             =======       =======          =======       =======
Securities held-to-maturity:
   Mortgage-backed securities............................      1,139         1,138            1,238         1,248
                                                             -------       -------          -------       -------
       Total securities held-to-maturity.................    $ 1,139       $ 1,138          $ 1,238       $ 1,248
                                                             =======       =======          =======       =======

         The amortized cost of the securities available-for-sale decreased $283,000 or 2.4%, between June 30, 2005 and September 30, 2005. The amortized cost of the securities held-to-maturity decreased $99,000, or 8.0%, between June 30, 2005 and September 30, 2005. The downward trend in the fair value of the securities both for available-for-sale and held-to-maturity reflects the market trend overall.

         DEPOSITS. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

         The following table sets forth the balances of our deposit products at the dates indicated.


                                                                 SEPTEMBER 30, 2005             JUNE 30, 2005
                                                             ---------------------------  -----------------------
                                                                AMOUNT           %           AMOUNT          %
                                                             -------------   -----------  -------------  --------
                                                                             (DOLLARS IN THOUSANDS)
Non-interest-bearing accounts............................        $  4,474         4.1%        $ 3,685       3.8%
Interest-bearing NOW.....................................           9,673         8.8           8,902       9.2
Money market.............................................           5,189         4.7           4,531       4.7
Savings accounts.........................................           4,558         4.1           4,445       4.6
Certificates of deposit..................................          86,181        78.3          75,225      77.7
                                                             -------------   -----------  -------------  --------
       Total.............................................        $110,075       100.0%        $96,788     100.0%
                                                             =============   ===========  =============  ========

         Total deposits increased to $110.1 million from $96.8 million during the three months ended September 30, 2005, an increase of $13.3 million or 13.7%. Core deposits increased $2.3 million or 10.8%. Certificates increased $11.0 million or 14.6%. Brokered certificates increased from $0 to $14 million, an increase of deposit offset by some outflow of local certificates. The increase in deposits was used to fund our increased loan demand.

         BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. The following sets forth information concerning our borrowings for the period indicated.

                                                                                THREE MONTHS
                                                                                    ENDED           TWELVE MONTHS
                                                                                SEPTEMBER 30,            ENDED
                                                                                     2005            JUNE 30, 2005
                                                                                -------------       --------------
                                                                                       (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any month-end during the period:
   FHLB Advances............................................................       $31,176              $31,726
   FHLB Line of Credit......................................................         8,900                6,100
Average amounts outstanding during the period:
   FHLB Advances............................................................       $28,201              $29,305
   FHLB Line of Credit......................................................         6,100                2,123
Weighted average interest rate during the period:
   FHLB Advances............................................................          5.05%                5.04%
   FHLB Line of Credit......................................................          3.74                 1.58
Balance outstanding at end of period:
   FHLB Advances............................................................       $31,176              $26,852
   FHLB Line of Credit......................................................         7,500                6,100
Weighted average interest rate at end of period:
   FHLB Advances............................................................          4.96%                5.38%
   FHLB Line of Credit......................................................          3.97                 3.59

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         OVERVIEW. We recorded a net loss of $112,000 during the three months ended September 30, 2005, compared to net income of $75,000 during the three months ended September 30, 2004, due primarily to the additional expenses incurred opening our new facilities in Grand Island, North Platte and Omaha.

         NET INTEREST INCOME. The following table summarizes changes in interest income and expense for the three months ended September 30, 2005 and 2004.


                                                            THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                       ------------------------
                                                         2005           2004        % CHANGE
                                                       ---------      ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
           INTEREST INCOME:
              Loans.................................   $ 1,827        $ 1,725          5.9%
              Securities............................       156            189        (17.4)
              Other................................          9              1          n/m
                                                       -------        -------
                  Total interest income.............   $ 1,992        $ 1,915          4.0
                                                       -------        -------

           INTEREST EXPENSE:
              Deposits.................................$   694        $   514         35.0
              Federal Home Loan Bank
                 borrowings.........................       431            404          6.7
                                                       -------        -------
                  Total interest expense............   $ 1,125        $   918         22.6
                                                       -------        -------
           Net interest income.....................    $   867        $   997        (13.0)
                                                       -------        -------

            n/m - not meaningful

         The following table summarizes average balances and average yield and costs for the three months ended September 30, 2005 and 2004.


                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------------
                                                            2005                                 2004
                                             ------------------------------------  ----------------------------------
                                                           INTEREST                            INTEREST
                                              AVERAGE        AND        YIELD/    AVERAGE        AND         YIELD/
                                              BALANCE      DIVIDENDS     COST     BALANCE      DIVIDENDS     COST
                                             ----------  ------------  --------  ----------   -----------   --------
ASSETS:
Interest-earning assets:
Loans....................................      $130,792    $  1,827      5.6%     $119,830     $  1,725       5.8%
Securities and other.....................        16,128         165      4.1        19,433          190       3.9
                                              ---------    --------               --------     --------
       Total interest-earning assets.....       146,920       1,992      5.4       139,263        1,915       5.5

Non-interest-earning assets..............         7,555                              6,398
                                              ---------                           --------
       Total assets......................      $154,475                           $145,661                    5.3
                                              =========                           ========

LIABILITIES:
Total interest-bearing deposits..........       $99,352    $    693      2.8      $ 93,200     $    514       2.2
FHLB borrowings..........................        35,814         432      4.8        34,340          404       4.7
                                              ---------    --------               --------     --------
       Total interest-bearing liabilities       135,166       1,125      3.3       127,540          918       2.9
                                                           --------                            --------

Non-interest bearing deposits............         4,665                              3,430
Other non-interest bearing liabilities...           405                                536
                                              ---------                           --------
       Total liabilities.................      $140,236                           $131,506
                                              =========                           ========
Interest rate spread.....................                                2.1                                  2.6
Net interest margin......................                  $    867      2.4                   $    997       2.9
                                                           --------                            --------
Average interest-earning assets to
   average interest-bearing liabilities..                     108.7%                              109.2%


         Net interest income for the three months ended September 30, 2005 decreased $130,000 or 13.0%, compared to the same period last year, as a result of an increase in funding costs reflecting the rising short-term interest rate environment. Total interest income increased $77,000 as a result of loan growth, primarily in nonresidential real estate, and an increase in the yield on other earning assets. Total interest expense increased $207,000 as a result of increased average balances of interest bearing liabilities and an increased cost of funds, as well as an increase in Federal Home Loan Bank borrowings needed to fund the loan growth.

         PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the three months ended September 30, 2005 and 2004.

                                                                                   THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                          ---------------------------
                                                                             2005              2004
                                                                          ----------        ---------
                                                                             (DOLLARS IN THOUSANDS)
         Allowance at beginning of period............................     $  786            $  742
         Provision for loan losses...................................         30                30
         Charge-offs.................................................         (9)              (10)
         Recoveries..................................................         80                 1
                                                                          -------           -------
         Allowance at end of period..................................     $  887            $  763
                                                                          =======           =======
         Allowance to nonaccrual loans...............................      261.7%            393.3%
         Allowance to total loans outstanding at the end of
            the period ..............................................        0.6               0.6
         Net charge-offs to average loans outstanding during
            the period...............................................       (0.1)              0.0

         Recoveries increased to $80,000 as of September 30, 2005 from $1,000 as of September 30, 2004. The Bank had charged off a commercial property earlier in the year and then had a subsequent recovery of $80,000 on the same property.

         NON-INTEREST INCOME. The following table summarizes non-interest income for the three months ended September 30, 2005 and 2004.


                                                           THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       ----------------------
                                                          2005         2004        % CHANGE
                                                       ---------     ---------   -------------
                                                        (DOLLARS IN THOUSANDS)
           Service charges on deposit accounts......     $ 53           $ 48          11.3%
           Gain on sale of investments..............        -              -             -
           Brokerage fee income.....................      204             88         131.7
           Other loan fees..........................       66             29         122.9
           Other income.............................       35             30          16.7
                                                       ---------     ---------
                  Total.............................     $358           $195          83.7
                                                       =========     =========

         The $163,000 increase in non-interest income was primarily due to the opening of two additional wealth management divisions, through which we sell non-deposit investment products, in North Platte and Grand Island. Other loan fees increased to $66,000 on September 30, 2005 from $29,000 in 2004. This increase is from the increase in loan originations from our new branch facilities in North Platte and Omaha.

         NON-INTEREST EXPENSES. The following table summarizes non-interest expenses for the three months ended September 30, 2005 and 2004.


                                                                   THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                             2005                 2004            % CHANGE
                                                        -----------          -------------      -------------
                                                               (DOLLARS IN THOUSANDS)
Salaries and employee benefits.....................       $   715                   622              15.0%
Director and committee fees........................            24                    24                 -
Occupancy and equipment............................           310                   221              40.3
Regulatory fees and deposit insurance premium......            15                    15                 -
Gain on sale of foreclosed assets..................             -                   (16)           (134.6)
Loss on investment in low-income housing
    partnerships...................................            12                    15             (18.1)
Advertising and public relations...................            89                    57              57.5
Contributions and donations........................            22                    26             (14.3)
Insurance and surety bond premiums.................            21                    19               9.0
Professional fees..................................            56                    14             261.4
Supplies, telephone, postage.......................            55                    24             125.8
ATM expenses.......................................             8                     7               6.0
Dues and subscriptions.............................            18                     9             101.0
Other expenses.....................................            44                    29              48.6
                                                        ---------            ----------            -------
          Total....................................       $ 1,389               $ 1,066              30.3
                                                        =========            ==========
Efficiency ratio (1)...............................         115.0%                89.5%
_______________________

(1) Computed as non-interest expense divided by the sum of net interest income and non-interest income, excluding securities gains and losses, and gain on sale of data processor stock.

         Total non-interest expenses increased $323,000, or 30.3%, for the three months ended September 30, 2005, from the three months ended September 30, 2004. This increase is primarily as a result of an increase in salaries and employee benefits, occupancy expense and advertising related to the opening of three new facilities in Omaha, North Platte and Grand Island. The Bank also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities.

         INCOME TAXES. The Bank recorded a tax benefit of $83,000 during the three months ended September 30, 2005 compared to a tax expense of $20,000 during the three months ended September 30, 2004. The effective tax rate was 21% for the three months ended September 30, 2004 compared to (42)% for the three months ended September 30, 2005. The tax benefit in 2005 resulted from the loss recorded during the period.

LIQUIDITY AND CAPITAL MANAGEMENT

         LIQUIDITY MANAGEMENT. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit in-flows, loan repayments, maturities and sales of securities, and Federal Home Loan Bank borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

         Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $1.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $3.3 million at September 30, 2005. Total securities classified as available-for-sale were $12.3 million at September 30, 2005. Of this amount, $6.3 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at September 30, 2005, we had the ability to borrow a total of approximately $58.4 million from the Federal Home Loan Bank of Topeka. On September 30, 2005, we had $38.7 million of borrowings outstanding. Early prepayment of these borrowings would incur approximately $800,000 in prepayment penalties. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

         At September 30, 2005, we had $14.6 million in loan commitments outstanding, which consisted of $3.8 million of mortgage loan commitments, $6.1 million in unused home equity lines of credit, $144,000 in personal lines of credit, and $4.6 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2005 totaled $39.2 million, or 45.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

         We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced, as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common stock repurchases. However, under the Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

OFF-BALANCE SHEET ARRANGEMENTS

         In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. We currently have no plans to engage in hedging activities in the future.

         For the three months ended September 30, 2005 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

COMMITMENTS

         Since March 31, 2005, we have opened the following new offices: an additional loan production and retail investment office in Grand Island that we intend to convert to a full-service branch in calendar year 2006; a full-service branch in North Platte; and a loan production office in Omaha that we intend to convert to a full-service branch at a new location in calendar year 2005. In addition, we intend to open a loan production and retail investment office in
             ------
Lincoln in calendar year 2006 that will be converted to a full-service branch at a new location in 2006. Based on current estimates, we expect the total cost of the land and construction for the new Grand Island and North Platte locations to be $3.3 million, of which $775,000 had been incurred at September 30, 2005. We currently expect to lease our initial locations in Omaha and Lincoln and expect annual lease expenses to be approximately $13,500 for each location. We also plan to renovate our main office facility in Grand Island in the first half of 2006 with cost estimates of $600,000.


ITEM 3.     CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Equitable Financial is not involved in any pending legal proceedings. Equitable Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          1. The following disclosure would otherwise have been furnished on Form 8-K under the heading "Item 2.02 - Results of Operations and Financial Condition:"

         On November 7, 2005, the Bank announced its financial results for the quarter ended September 30, 2005. The press release announcing financial results for the quarter ended September 30, 2005 is included as Exhibit 99.1 and is incorporated herein by reference.

          2. The following disclosure would otherwise have been filed on Form 8-K under the heading "Item 3.02 - Unregistered Sales of Equity Securities:"

         On November 8, 2005, the Bank completed its mutual holding company reorganization and the Company completed its initial public offering. In connection with the reorganization and public offering, the Bank formed Equitable Financial MHC (the "MHC") as a federally chartered mutual holding company and the Company issued 1,813,630 shares of unregistered common stock, or 55% of the Company's outstanding shares of common stock, to the MHC. The Company received from the MHC 100 shares, representing 100%, of the Bank's common stock, par value $1.00 per share, in exchange for the common stock of the Company. The shares issued to the MHC were issued pursuant to the exemption to registration set forth under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS

  3.1      Charter of Equitable Financial Corp. (1)

  3.2      Bylaws of Equitable Financial Corp. (1)

  4.0      Stock Certificate of Equitable Financial Corp. (1)

 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32.0      Section 1350 Certification
 ___________________________________
 (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EQUITABLE FINANCIAL CORP.


Dated: November 10, 2005                By:/s/ Richard L. Harbaugh
                                           -------------------------------------
                                           Richard L. Harbaugh
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: November 10, 2005                By:/s/ Kim E. Marco
                                           -------------------------------------
                                           Kim E. Marco
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer)