Form 10QSB/A
period 2005-09-30
EQUITABLE FINANCIAL CORP
filed 2005-11-14
CIK 1329998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-QSB/A
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

/_/  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

                         Commission file number: 0-51514


                            EQUITABLE FINANCIAL CORP.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

        UNITED STATES                               TO BE APPLIED FOR
-------------------------------             ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer incorporation
     Identification No.)                           or organization)


            113-115 NORTH LOCUST STREET, GRAND ISLAND, NEBRASKA 68801
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (308) 382-3136
                   -------------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                            EQUITABLE FINANCIAL CORP.

                                  FORM 10-QSB/A

                                      INDEX

                                                                        PAGE NO.

PART II.  OTHER INFORMATION

         Item 6.  Exhibits............................................     1

SIGNATURES

The registrant hereby amends its quarterly report on Form 10-QSB for the period ended September 30, 2005 to include Exhibit 99.1 - Press Release.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        3.1    Charter of Equitable Financial Corp. (1)

        3.2    Bylaws of Equitable Financial Corp. (1)

        4.0    Stock Certificate of Equitable Financial Corp. (1)

        31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

        32.0   Section 1350 Certification (2)

        99.1   Press Release

        -----------------------------------
        (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.
        (2) Previously filed with the Quarterly Report on Form 10-QSB, filed November 10, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EQUITABLE FINANCIAL CORP.


Dated: November 14, 2005               By: /s/ Richard L. Harbaugh
                                           -------------------------------------
                                           Richard L. Harbaugh
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: November 14, 2005               By: /s/ Kim E. Marco
                                           -------------------------------------
                                           Kim E. Marco
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer)