Form 10QSB
period 2005-12-31
EQUITABLE FINANCIAL CORP
filed 2006-02-14
CIK 1329998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

                                       OR
/_/  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

                         Commission file number: 0-51514


                            EQUITABLE FINANCIAL CORP.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            UNITED STATES                               14-1941649
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

            113-115 NORTH LOCUST STREET, GRAND ISLAND, NEBRASKA 68801
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (308) 382-3136
                     ---------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/           No /_/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /_/           No /X/

As of February 1, 2006, there were 3,297,509 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes /_/           No /X/



                                            EQUITABLE FINANCIAL CORP.

                                                   FORM 10-QSB

                                                      INDEX

                                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements .........................................................          1

                  Consolidated Statements of Financial Condition at six months ended
                  December 31, 2005 (Unaudited) and year ended June 30, 2005 ....................         1

                  Consolidated Statements of Income/(Loss) for the three and six months ended
                  December 31, 2005 and 2004 (Unaudited) ........................................         2

                  Consolidated Statements of Stockholders' Equity for the six months
                  ended December 31, 2005 and 2004 (Unaudited)...................................         3

                  Consolidated Statements of Cash Flows for the six months ended
                  December 31, 2005 and 2004 (Unaudited).........................................         4

                  Notes to Consolidated Unaudited Financial Statements..........................          5

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................         7

         Item 3.  Controls and Procedures........................................................         21

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................         22

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................         22

         Item 3.  Defaults upon Senior Securities................................................         22

         Item 4.  Submission of Matters to a Vote of Security Holders............................         22
         Item 5.  Other Information..............................................................         22
         Item 6.  Exhibits.......................................................................         23

SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            EQUITABLE FINANCIAL CORP.
                                 Consolidated Statements of Financial Condition
                                                   (Unaudited)

                                                                                         DECEMBER 31,          JUNE 30,
                                                                                            2005                2005
                                                                                     ------------------- ------------------
ASSETS
Cash and due from financial institutions.........................................    $        5,832,848  $       2,159,699
Securities available-for-sale, at fair value.....................................            11,150,347         12,785,396
Securities held-to-maturity, fair value at December 31, 2005 - $1,036,000;
  and June 30, 2005 - $1,248,005.................................................             1,038,754          1,238,085
Federal Home Loan Bank stock, at cost............................................             2,254,000          1,989,600
Loans, net of allowance for loan losses of $912,538 at December 31, 2005;
  and $785,973 at June 30, 2005..................................................           145,028,802        121,655,609
Premises and equipment, net......................................................             4,124,912          3,902,094

Accrued interest receivable......................................................               855,505            686,198
Other assets.....................................................................             1,341,606            954,825
                                                                                     ------------------- ------------------
       Total assets..............................................................    $      171,626,774  $     145,371,506
                                                                                     =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest-bearing deposits.................................................    $        5,292,051  $       3,684,623
   Interest-bearing deposits.....................................................           107,262,007         93,103,496
                                                                                     ------------------- ------------------
       Total deposits............................................................           112,554,058         96,788,119

Federal Home Loan Bank borrowings................................................            32,134,262         32,952,250
Advance payments from borrowers for taxes and insurance.........................                956,644            840,951
Accrued interest payable and other liabilities....................................              182,594            427,568
                                                                                     ------------------- ------------------
       Total liabilities.........................................................           145,827,558        131,008,888

Commitments and contingencies....................................................                     -                  -

Stockholders' equity
   Common stock, $0.01 par value, 14,000,000 shares authorized;
         Issued 3,297,509 shares on November 8, 2005.............................    $           32,975  $               -
   Additional paid in capital....................................................            13,732,742                  -
   Retained earnings.............................................................            13,165,117         13,889,317
   Unearned ESOP share...........................................................            (1,271,700)                 -
   Accumulated other comprehensive income, net...................................               140,082            473,301
                                                                                     ------------------- ------------------
       Total stockholders' equity................................................            25,799,216         14,362,618
                                                                                     ------------------- ------------------
          Total liabilities and stockholders' equity.............................    $      171,626,774  $     145,371,506
                                                                                     =================== ==================

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                            EQUITABLE FINANCIAL CORP.
                    Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
                                                   (Unaudited)

                                                                   THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                                                  --------------------------------- --------------------------------
                                                                       2005             2004             2005             2004
                                                                  ---------------- ---------------- ---------------- ---------------
INTEREST INCOME
   Loans........................................................  $     2,082,999  $     1,775,947  $    3,909,747   $    3,501,379
   Securities...................................................          158,428          162,948         314,126          351,506
   Other........................................................           12,190            2,415          21,223            3,856
                                                                  ---------------- ---------------- ---------------  ---------------
       Total interest income....................................        2,253,617        1,941,310       4,245,096        3,856,741

INTEREST EXPENSE
   Deposits.....................................................          826,431          544,549       1,519,888        1,058,550
   Federal Home Loan Bank borrowings............................          436,163          387,553         867,663          792,031
                                                                  ---------------- ---------------- ---------------  ---------------
       Total interest expense...................................        1,262,594          932,102       2,387,551        1,850,581
                                                                  ---------------- ---------------- ---------------  ---------------

NET INTEREST INCOME.............................................          991,023        1,009,208       1,857,545        2,006,160

Provision for loan losses.......................................           30,000           30,000          60,000           60,000
                                                                  ---------------- ---------------- ---------------  ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.............          961,023          979,208       1,797,545        1,946,160
NON-INTEREST INCOME
   Service charges on deposit accounts..........................           58,099           52,912         111,442          100,851
   Gain on sale of investments..................................          340,394                -         340,394                -
   Brokerage fee income.........................................          162,836           59,036         366,614          147,000
   Other loan fees..............................................           43,997           29,725         109,456           59,096
   Other income.................................................           24,218           21,717          59,496           51,277
                                                                  ---------------- ---------------- ---------------  ---------------
       Total non-interest income................................          629,544          163,390         987,402          358,224

NON-INTEREST EXPENSES
   Salaries and employee benefits...............................          881,752          659,321       1,597,047        1,281,225
   Director and committee fees..................................           24,450           24,450          48,900           48,900
   Occupancy and equipment......................................          283,540          219,702         593,294          440,416
   Regulatory fees and deposit insurance premium................           14,434            2,671          29,021           29,229
   (Gain)/loss on sale of foreclosed assets.....................                -           14,643               -          (13,286)
   Loss on sale of loans........................................          142,992                -         142,992                -
   Loss on investment in low income housing partnerships........           15,000           15,001          27,290           30,001
   Advertising and public relations.............................           68,704           72,445         157,211          128,635
   Contributions and donations..................................          782,240           25,641         804,205           51,276
   Insurance and surety bond premiums...........................           21,673           18,954          42,835           38,376
   Professional fees............................................           52,559           15,388         109,451           29,602
   Supplies, telephone, postage.................................           60,913           34,983         115,795           59,290
   ATM expenses.................................................            9,087            7,565          17,247           15,266
   Dues and subscriptions.......................................           11,671            8,563          29,258           17,314
   Other expenses...............................................           49,964           28,300          93,818           57,820
                                                                  ---------------- ---------------- ---------------  ---------------
       Total non-interest expenses..............................        2,418,979        1,147,627       3,808,364        2,214,064
                                                                  ---------------- ---------------- ---------------  ---------------

(LOSS)/INCOME BEFORE INCOME TAXES...............................         (828,412)          (5,029)     (1,023,417)          90,320

Income tax (benefit)/expense....................................         (316,618)         (10,201)       (399,217)          10,005
                                                                  ---------------- ---------------- ---------------  ---------------
NET (LOSS)/INCOME...............................................  $      (511,794)  $        5,172   $    (624,200)   $      80,315
                                                                  ---------------- ---------------- ---------------  ---------------
 BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                 (.17)             N/A            (.17)             N/A
                                                                  ---------------- ---------------- ---------------  ---------------
COMPREHENSIVE INCOME (LOSS)                                       $      (710,670)  $       26,000  $     (957,419)   $     191,385
                                                                  ================ ================ ===============  ===============

   Note: Earnings/(Loss) per share is calculated based on the period of time from the completion date of the initial public offering, November 8, 2005 through December 31, 2005.

   N/A - Not applicable, see Note 4

      SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.



                                                        EQUITABLANCIAL CORP.
                                           Consolidated Statements of Stockholders' Equity
                                                             (Unaudited)

                                                                                                          Accumulated
                                                                                                             Other-
                                                         Common    Additional     Retained    Unearned    Comprehensive
                                                         Stock   Paid in Capital  Earnings    ESOP Shares Income (Loss)    Total
                                                       --------- --------------- ----------- ------------ ------------- ------------
Balance at June 30, 2004.............................. $       -  $         -    $13,605,970  $         -  $   466,628  $14,072,598
Comprehensive income:
  Net income...........................................        -            -         80,315            -            -       80,315
  Net increase in fair value of securities
     classified as available-for-sale,
     net of income taxes...............................        -            -              -            -      111,070      111,070
                                                                                                                        ------------
       Total comprehensive income......................        -            -              -            -            -      191,385
                                                                                                                        ------------
Balance at December 31, 2004........................... $      -  $         -    $13,686,285  $         -  $   577,698  $14,263,983
                                                        ========  ===========    =========== ============= ===========  ============

Balance at June 30, 2005............................... $      -  $         -    $13,889,317  $         -  $   473,301  $14,362,618
Distribution to Capitalize Equitable Financial MHC.....        -            -       (100,000)           -            -            -
Issuance of common stock, net of offering costs........   32,348   13,106,839              -            -            -  (13,889,317)
Purchase of 129,262 shares for ESOP....................        -            -              -   (1,292,620)           -            -
Donation of 62,653 shares to Equitable Bank
      Charitable Foundation............................      627      625,903              -            -            -            -
Allocation of ESOP common stock........................        -            -              -       20,920            -            -
Comprehensive loss:
  Net loss.............................................        -            -       (624,200)           -            -     (624,200)
  Net decrease in fair value of securities classified
      as available-for-sale, net of income taxes.......        -            -              -            -     (333,219)    (333,219)
                                                                                                                        ------------
       Total comprehensive loss........................        -            -              -            -            -     (957,419)
                                                                                                                        ------------
Balance at December 31, 2005........................... $ 32,975  $13,732,742    $13,165,117  $(1,271,700) $   140,082  $  (484,118)
                                                        ========  ===========    ===========  ============ ===========  ============


SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                                  EQUITABLE FINANCIAL CORP.
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                                                 SIX MONTHS ENDED
                                                                                                    DECEMBER 31
                                                                                         ----------------------------------
                                                                                               2005             2004
                                                                                         ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)...................................................................  $       (624,200) $        80,315
   Adjustments to reconcile net income/(loss) to net cash from operating activities:
      Depreciation.....................................................................           109,630          102,200
      Federal Home Loan Bank stock dividends...........................................           (50,354)         (37,921)
      Charitable Foundation Donation...................................................           626,530                -
      ESOP Expense.....................................................................            20,920                -
      Amortization of:
              Deferred loan origination costs, net....................................            143,016           28,817
              Premiums and discounts...................................................            18,333           24,597
      Gain on sale of foreclosed assets................................................                 -          (13,286)
      Loss on sale of loans............................................................           142,972                -
      Gain on sale of stock............................................................          (340,394)               -
      Provision for loan losses........................................................            60,000           60,000
      Change in:
             Accrued interest receivable...............................................          (169,307)          37,958
             Other assets..............................................................          (356,988)        (234,535)
       Accrued interest payable and other liabilities..................................           (68,984)          45,940
                                                                                         ----------------- ----------------
                    Net cash from operating activities.................................          (488,826)          94,085

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans.................................................................       (30,047,761)      (3,843,060)
   Proceeds from sale of foreclosed assets, net........................................                 -           29,405
   Proceeds from sale of loans.........................................................         6,328,580                -
   Proceeds from sale of stock.........................................................           346,076                -
   Purchase of available-for-sale securities...........................................                 -         (992,382)
   Securities available-for-sale
        Proceeds from calls............................................................           555,000        3,555,000
        Proceeds from principal repayments.............................................           555,665          487,264
   Securities held-to-maturity
        Proceeds from principal repayments.............................................           194,823          288,060
   Purchases of Federal Home Loan Bank stock ..........................................          (214,046)          (1,279)
   Purchase of premises and equipment..................................................          (366,573)        (438,997)
                                                                                         ----------------- ----------------
                    Net cash from investing activities.................................       (22,648,236)        (915,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits..............................................................        15,765,939        1,804,279
   Proceeds from Federal Home Loan Bank borrowings.....................................        51,200,000       23,700,000
   Repayments of Federal Home Loan Bank borrowings.....................................       (52,017,988)     (25,368,982)
   Net change in advance payments from borrowers for taxes and insurance...............           115,693          104,154
   Net proceeds from initial stock offering............................................        13,139,187                -
   Purchase of ESOP shares.............................................................        (1,292,620)               -
   Distribution to Capitalize Equitable Financial MHC..................................          (100,000)               -
                                                                                         ----------------- ----------------
                    Net cash from financing activities.................................        26,810,211          239,451
                                                                                         ----------------- ----------------
Increase / (decrease) in cash and cash equivalents.....................................         3,673,149         (582,453)
Cash and cash equivalents, BEGINNING OF PERIOD.........................................         2,159,699        2,157,887
                                                                                         ----------------- ----------------
Cash and cash equivalents, END OF PERIOD...............................................  $      5,832,848  $     1,575,434
                                                                                         ================= ================

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            EQUITABLE FINANCIAL CORP.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements as of and for the periods ended December 31, 2005 include the accounts of Equitable Financial Corp. ("Equitable Financial" or the "Company) and its wholly owned subsidiary, Equitable Bank (the "Bank"). The Company was incorporated on November 8, 2005 for the purpose of serving as the holding company of the Bank as part of the Bank's mutual holding company reorganization and minority stock issuance. As described in note 3 below, the reorganization was completed on November 8, 2005. All significant intercompany accounts and transactions have been eliminated. The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network. The financial statements for the periods prior to November 8, 2005 include only the accounts of the Bank, as the Company was not in existence during such period.

         The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U. S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Bank included in the Company's prospectus, dated September 27, 2005.

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

(2)      EARNINGS PER SHARE

         Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share is calculated beginning with November 8, 2005, the date of reorganization. Net loss for the period from the reorganization (November 8, 2005) through December 31, 2005 was $530,000. Weighted average shares outstanding for the period from reorganization through December 31, 2005 are 3,168,247.

(3)      MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

         Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.1 million. Net proceeds from the common stock offering amounted to approximately $13.1 million.

(4)      EMPLOYEE STOCK OWNERSHIP PLAN

         On November 8, 2005, the Company adopted an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company's stock in connection with the reorganization at a price of $10.00 per share.

         Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $145,477 are to be made by the ESOP.

         As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement 123R, SHARE BASED PAYMENT. This statement would be effective for all employee awards granted, modified, or settled after June 30, 2006. As of the effective date, compensation expense related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of salary expense incurred for future financial statements reporting if the Company has a stock award program in place after the proposed statement becomes effective.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2005 and 2004 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

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

GENERAL

         Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $1.1 million. Net proceeds from the common stock offering amounted to approximately $13.1 million.

         Equitable Financial was organized November 8, 2005. The information as of and for the three and six months ended December 31, 2005 includes Equitable Financial's information beginning November 8, 2005. The information in this report at June 30, 2005 and the three and six months ended December 31, 2004 and including the financial statements and related financial data, relates to the Bank only.

         The Company is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas, including North Platte, Lincoln and Omaha. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to four-family residential real estate loans. To a lesser extent, we originate multi-family and nonresidential real estate loans, construction loans, commercial loans and consumer loans.

         The Federal Deposit Insurance Corporation, through the Savings Association Insurance Fund, insures the Bank's savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

STATEMENT OF FINANCIAL CONDITION ANALYSIS

         OVERVIEW. Total assets at December 31, 2005 were $171.6 million, an increase of $26.2 million or 18.0% from total assets of $145.4 million at June 30, 2005 primarily due to an increase in the loan portfolio of $23.4 million, or 19.2%. This increase is primarily a result of the deployment of the proceeds of the stock offering through our new offices. Total liabilities at December 31, 2005 were $145.8 million, compared to $131.0 million at June 30, 2005 an increase of $14.8 million or 11.3%. Stockholders' equity increased to $25.8 million at December 31, 2005 from $14.4 million at June 30, 2005, an increase of $11.4 million or 79.6%. The increase stockholders' equity reflects the issuance of 3,297,509 shares of common stock.

         LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family residential loans, multi-family and non-residential real estate loans and constructions loans. To a lesser extent we originate commercial and consumer loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial business loans.

         The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                         DECEMBER 31, 2005                      JUNE 30, 2005
                                                  ---------------------------------    --------------------------------
                                                      AMOUNT            PERCENT            AMOUNT           PERCENT
                                                  ----------------    -------------    ---------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Real estate--mortgage:
   One- to four-family........................    $       81,218          55.8%        $     78,341           64.1%
   Multi-family...............................             8,312           5.7                8,391            6.9
   Nonresidential.............................            30,904          21.2               16,753           13.7
                                                  ----------------    -------------    ---------------   --------------
      Total real estate mortgage loans........           120,434          82.7              103,485           84.7
Construction..................................             3,006           2.1                1,855            1.5
Commercial....................................             8,809           6.0                3,970            3.2
Consumer:
   Home equity................................            11,018           7.6               11,045            9.0
   Other consumer.............................             2,348           1.6                1,903            1.6
                                                  ----------------    -------------    ---------------   --------------
      Total consumer loans....................            13,366           9.2               12,948           10.6
                                                  ----------------    -------------    ---------------   --------------
      Total loans.............................           145,615         100.0%             122,258          100.0%
                                                                      =============                      ==============
Deferred loan origination costs, net..........               327                                184
Allowance for loan losses.....................              (913)                              (786)
                                                  ----------------                     ---------------
      Loans, net..............................    $      145,029                       $    121,656
                                                  ================                     ===============

         Loans, net, increased $23.4 million or 19.2% to $145.0 million at December 31, 2005 compared to $121.7 million at June 30, 2005. The increase was primarily the result of loan originations from our new North Platte and Omaha operations.

         NONPERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

                                                                               DECEMBER 31,        JUNE 30,
                                                                                  2005               2005
                                                                          --------------------  --------------
                                                                                 (DOLLARS IN THOUSANDS)
         Nonaccrual loans...........................................         $      163            $     190
         Foreclosed assets, net....................................                   -                    4
                                                                          --------------------  --------------

                 Total nonperforming assets........................          $      163            $     194
                                                                          ====================  ==============

         Total nonaccrual loans to total loans.....................                 0.1%                 0.2%
         Total nonaccrual loans to total assets....................                 0.1%                 0.1%
         Total nonperforming assets to total assets................                 0.1%                 0.1%

         Nonaccrual loans decreased $31,000 to $163,000 at December 31, 2005, compared to $194,000 at June 30, 2005. The decrease is a result of several customers bringing their loans to current status.

         SECURITIES. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities.

         The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                                 DECEMBER 31, 2005              JUNE 30, 2005
                                                             ---------------------------  --------------------------
                                                              AMORTIZED         FAIR        AMORTIZED      FAIR
                                                                 COST           VALUE         COST         VALUE
                                                             -------------   -----------  -------------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   State and political subdivisions......................    $        992    $      979   $        992   $      999
   U.S. Government-sponsored entity securities...........           7,652         7,546          8,213        8,185
   Mortgage-backed securities............................           1,936         1,918          2,282        2,298
   Collateralized mortgage obligations...................    $        350           348            566          562
   Equity securities.....................................               5           359             15          741
                                                             -------------   -----------  -------------  -----------
       Total securities available-for-sale...............    $     10,935    $   11,150   $     12,068   $   12,785
                                                             =============   ===========  =============  ===========
Securities held-to-maturity:
   Mortgage-backed securities............................    $      1,039    $    1,036   $      1,238   $    1,248
                                                             -------------   -----------  -------------  -----------
       Total securities held-to-maturity.................    $      1,039    $    1,036   $      1,238   $    1,248
                                                             -------------   -----------  -------------  -----------
             Total securities............................    $     11,974    $   12,186   $     13,306   $   14,033
                                                             =============   ===========  =============  ===========

         The amortized cost of the securities available-for-sale decreased $1.1 million or 9.4%, between June 30, 2005 and December 31, 2005. The amortized cost of the securities held-to-maturity decreased $199,000, or 16.0%, between June 30, 2005 and December 31, 2005. This reflects the maturity of agency securities and the prepayment of principal in mortgage-backed securities. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality and the Company has the ability and Management the intent to hold these securities until a market price recovery or maturity.

         During the three months ended December 31, 2005 the Company sold 5,802 shares of Freddie Mac common stock (which is reflected in the equity securities line item above) and recognized a gain of $340,000 before tax on such sale. The cash from the sale was used to fund commercial loans. In addition, the Company also announced on January 26, 2006, the sale of its remaining shares of Freddie Mac common stock which resulted in pre-tax net gain of $355,000.

         DEPOSITS. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

         The following table sets forth the balances of our deposit products at the dates indicated.

                                                                  DECEMBER 31, 2005              JUNE 30, 2005
                                                             ---------------------------  --------------------------
                                                                AMOUNT           %           AMOUNT          %
                                                             -------------   -----------  ------------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Non-interest-bearing accounts............................    $      5,292         4.7%    $     3,685        3.8%
Interest-bearing NOW.....................................          11,003         9.8           8,902        9.2
Money market.............................................           5,604         5.0           4,531        4.7
Savings accounts.........................................           4,685         4.1           4,445        4.6
Certificates of deposit..................................          85,970        76.4          75,225       77.7
                                                             -------------   -----------  ------------  -----------
       Total.............................................    $    112,554       100.0%    $    96,788      100.0%
                                                             =============   ===========  ============  ===========

         Total deposits increased to $112.6 million from $96.8 million during the six months ended December 31, 2005, an increase of $15.8 million or 16.3%. Core deposits (including all account types except certificates of deposit) increased $5.0 million or 23.3%. Certificates of deposit increased $10.7 million or 14.3%. The certificate increase reflects the increase in brokered certificates from $0 to $14 million. This increase in deposits was partially offset by some outflow of local certificates. The increase in deposits was used to fund increased loan demand.

         BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. The following table sets forth information concerning our borrowings for the period indicated.

                                                                                  SIX MONTHS
                                                                                    ENDED            TWELVE MONTHS
                                                                                 DECEMBER 31,            ENDED
                                                                                    2005            JUNE 30, 2005
                                                                              -----------------   -------------------
                                                                                       (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any month-end during the period:
   FHLB Advances............................................................  $      33,804        $      31,726
   FHLB Line of Credit......................................................          8,900                6,100
Average amounts outstanding during the period:
   FHLB Advances............................................................  $      29,455        $      29,305
   FHLB Line of Credit......................................................          5,780                2,123
Weighted average interest rate during the period:
   FHLB Advances............................................................           5.00%                5.04%
   FHLB Line of Credit......................................................           3.98                 1.58
Balance outstanding at end of period:
   FHLB Advances............................................................  $      32,134         $     26,852
   FHLB Line of Credit......................................................              -                6,100
Weighted average interest rate at end of period:
   FHLB Advances............................................................           4.94%                5.38%
   FHLB Line of Credit......................................................           4.22                 3.59


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

         OVERVIEW. We recorded a net loss of $512,000 during the three months ended December 31, 2005, compared to net income of $5,000 during the three months ended December 31, 2004, due primarily to the contribution of $726,000 to the Equitable Bank Charitable Foundation. The Bank also recorded a loss of $143,000 on the sale of $6.5 million in mortgage loans. We also incurred additional expenses, related to the opening of our new facilities in Grand Island, North Platte and Omaha.

         NET INTEREST INCOME. The following table summarizes changes in interest income and expense for the three months ended December 31, 2005 and 2004.

                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                       ------------------------------
                                                            2005           2004            % CHANGE
                                                       --------------- -------------- -------------------
                                                                    (DOLLARS IN THOUSANDS)
         INTEREST INCOME:
            Loans.................................     $        2,083  $       1,776         17.3%
            Securities............................                159            163         (2.5)
            Other................................                  12              2        500.0
                                                       --------------- --------------
                Total interest income.............     $        2,254  $       1,941         16.1%
                                                       --------------- --------------
         INTEREST EXPENSE:
            Deposits.................................  $          827  $         545          5.2%
            Federal Home Loan Bank
               borrowings.........................                436            387         12.7
                                                       --------------- --------------
                Total interest expense............     $        1,263  $         932         35.5
                                                       --------------- --------------
         Net interest income.....................      $          991  $       1,009         (1.8)%
                                                       --------------- --------------

         The following table summarizes average balances and average yield and costs for the three months ended December 31, 2005 and 2004.

                                                                 THREE MONTHS ENDED DECEMBER 31
                                                            2005                                  2004
                                            --------------------------------------  ----------------------------------
                                                            INTEREST                            INTEREST
                                               AVERAGE         AND         YIELD/    AVERAGE       AND        YIELD/
                                               BALANCE      DIVIDENDS      COST      BALANCE    DIVIDENDS     COST
                                            -------------- ------------- ---------  ---------- ------------ ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
Loans....................................   $     146,648  $      2,083      5.7%   $ 122,609   $     1,776      5.8%
Securities and other.....................          15,548           171      4.4       19,030           165      3.5
                                            -------------- -------------            ----------  -----------
       Total interest-earning assets.....         162,196         2,254      5.6      141,639         1,941      5.5
Non-interest-earning assets..............           9,009                               3,917
                                            --------------                          ----------
       Total assets......................   $     171,205                           $ 145,556
                                            ==============                          ==========

LIABILITIES:
Total interest-bearing deposits..........   $     113,657  $        827      2.9    $  94,623   $       545      2.3
FHLB borrowings..........................          35,013           436      5.0       32,180           387      4.8
                                            -------------- -------------            ----------  -----------
       Total interest-bearing liabilities         148,670         1,263      3.4      126,803           932      2.9
                                                           -------------                        -----------
Non-interest bearing deposits............           4,981                               3,156
Other non-interest bearing liabilities...           1,307                               1,216
                                            --------------                          ----------
       Total liabilities.................   $     154,958                           $ 131,175
                                            ==============                          ==========
Net interest income......................                  $        991                         $     1,009
                                                           =============                        ===========
Interest rate spread.....................                                    2.2                                 2.6
Net interest margin......................                                    2.4                                 2.9
Average interest-earning assets to
   average interest-bearing liabilities..                         109.1%                              111.7%

         Net interest income for the three months ended December 31, 2005 decreased $18,000 or 1.8%, compared to the same period last year, primarily as a result of an increase in funding costs reflecting the rising short-term interest rate environment and an increase in the average balance of deposits. Total interest income increased $313,000 as a result of loan growth, primarily in nonresidential real estate, and an increase in the yield on other earning assets. Total interest expense increased $331,000 as a result of increased average balances of interest bearing liabilities and an increased cost of funds, as well as an increase in Federal Home Loan Bank borrowings needed to fund the loan growth.

         PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the provision for loan losses for the three months ended December 31, 2005 and 2004.

                                                                                      THREE MONTHS
                                                                                   ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
                                                                                 (DOLLARS IN THOUSANDS)
         Allowance at beginning of period............................      $       887         $      763
         Provision for loan losses...................................               30                 30
         Charge-offs.................................................               (5)               (21)
         Recoveries..................................................                1                  -
                                                                           ----------------  -----------------
         Allowance at end of period..................................      $       913         $      772
                                                                           ================  =================
         Allowance to nonaccrual loans...............................            560.1%             397.9%
         Allowance to total loans outstanding at the end of
            the period ..............................................              0.6                0.6
         Net charge-offs to average loans outstanding during
            the period...............................................              0.0                0.0

         NON-INTEREST INCOME. The following table summarizes non-interest income for the three months ended December 31, 2005 and 2004.

                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                       ------------------------------
                                                            2005           2004            % CHANGE
                                                       --------------- -------------- -------------------
                                                                    (DOLLARS IN THOUSANDS)
           Service charges on deposit accounts......    $          58   $         53          9.4%
           Gain on sale of investments..............              340              -          n/a
           Brokerage fee income.....................              163             59        176.3
           Other loan fees..........................               45             30         50.0
           Other income.............................               24             22          9.1
                                                       --------------- --------------
                  Total.............................    $         630   $        164        284.1
                                                       =============== ==============

         The $466,000 increase in non-interest income was primarily due to the $340,000 pre-tax gain on sale of investments related to the sale of Freddie Mac common stock. Additionally brokerage fee income increased $104,000 due to the opening of two additional wealth management divisions, through which we sell non-deposit investment products, in North Platte and Grand Island. Other loan fees increased $14,000 for the three months ended December 31, 2005 from $30,000 in 2004. This increase is from new loan originations from our new branch facilities in North Platte and Omaha.

         NON-INTEREST EXPENSE. The following table summarizes non-interest expense for the three months ended December 31, 2005 and 2004.

                                                                   THREE MONTHS
                                                                ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                             2005                 2004            % CHANGE
                                                     --------------------- ------------------- ----------------
                                                                      (DOLLARS IN THOUSANDS)
Salaries and employee benefits.....................      $         882        $        659           33.8%
Director and committee fees........................                 24                  24              -
Occupancy and equipment............................                283                 220           28.6
Regulatory fees and deposit insurance premium......                 14                   3          366.7
Gain on sale of foreclosed assets..................                  -                  14            n/a
Loss on sale of loans..............................                143                   -            n/a
Loss on investment in low-income housing
    partnerships...................................                 15                  15              -
Advertising and public relations...................                 69                  73           (5.5)
Contributions and donations........................                782                  26        2,907.7
Insurance and surety bond premiums.................                 22                  19           15.8
Professional fees..................................                 53                  15          253.3
Supplies, telephone, postage.......................                 61                  35           74.3
ATM expenses.......................................                  9                   8           12.5
Dues and subscriptions.............................                 12                   9           33.3
Other expenses.....................................                 50                  28           78.6
                                                     --------------------- -------------------
          Total....................................      $       2,419        $      1,148          110.7
                                                     ===================== ===================

Efficiency ratio (1)...............................              188.8%               97.9%

-----------------------
(1) Computed as non-interest expense divided by the sum of net interest income and non-interest income, excluding securities gains and losses.

         Total non-interest expense increased $1.3 million, or 110.7%, for the three months ended December 31, 2005, from the three months ended December 31, 2004. This increase is primarily as a result of the $726,000 expense related to the establishment and funding of the Equitable Bank Charitable Foundation in connection with the reorganization. In addition, non-interest expense increased as a result of the increase in salaries and employee benefits, occupancy expense and advertising related to the opening of three new facilities in Omaha, North Platte and Grand Island. The Bank also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities. During the three months ended December 31, 2005, the Bank also incurred a $143,000 loss on the sale of a $6.5 million portfolio of its longer term, lower coupon one-to-four family mortgage loans.

         INCOME TAXES. The Bank recorded a tax benefit of $317,000 during the three months ended December 31, 2005 compared to a tax benefit of $10,000 during the three months ended December 31, 2004. The tax benefit in 2005 and 2004 resulted from the loss recorded during the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

         OVERVIEW. We recorded a net loss of $624,000 during the six months ended December 31, 2005, compared to net income of $80,000 during the six months ended December 31, 2004, due primarily to the contribution of $726,000 to the Equitable Bank Charitable Foundation. The Bank also recorded a loss of $143,000 on the sale of $6.5 million in mortgage loans. We also incurred additional expenses related to the opening of our new facilities in Grand Island, North Platte and Omaha.

         NET INTEREST INCOME. The following table summarizes changes in interest income and expense for the six months ended December 31, 2005 and 2004.

                                                                SIX MONTHS
                                                            ENDED DECEMBER 31,
                                                       ------------------------------
                                                            2005           2004            % CHANGE
                                                       --------------- -------------- -------------------
                                                                    (DOLLARS IN THOUSANDS)
           INTEREST INCOME:
              Loans.................................    $       3,910   $      3,501           11.7%
              Securities............................              314            352          (10.8)
              Other.................................               21              4          425.0
                                                       --------------- --------------
                  Total interest income.............    $       4,245   $      3,857          (10.1)
                                                       --------------- --------------
           INTEREST EXPENSE:
              Deposits..............................    $       1,519   $      1,059           43.4
              Federal Home Loan Bank borrowings.....              868            792            9.6
                                                       --------------- --------------
                  Total interest expense............    $       2,387   $      1,851           29.0
                                                       --------------- --------------
           Net interest income......................    $       1,858   $      2,006           (7.4)
                                                       --------------- --------------

         The following table summarizes average balances and average yield and costs for the six months ended December 31, 2005 and 2004.

                                                                   SIX MONTHS ENDED DECEMBER 31
                                             -------------------------------------------------------------------------
                                                             2005                                 2004
                                             ------------------------------------- -----------------------------------
                                                           INTEREST                            INTEREST
                                               AVERAGE        AND        YIELD/     AVERAGE       AND        YIELD/
                                               BALANCE     DIVIDENDS      COST      BALANCE    DIVIDENDS      COST
                                             ------------ ------------- --------- ---------- ------------- -----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
Loans....................................    $   138,213  $      3,910     5.7%   $  120,913  $     3,501       5.8%
Securities and other.....................         15,825           335     4.2        20,102          355       3.5
                                             ------------ -------------           ----------- ------------
       Total interest-earning assets.....        154,038         4,245     5.5       141,015        3,856       5.5
Non-interest-earning assets..............          7,762                               4,140
                                             ------------                         -----------
       Total assets......................    $   161,800                          $  145,155
                                             ============                         ===========
LIABILITIES:
Total interest-bearing deposits..........    $   105,437  $      1,520     2.9    $   93,448  $     1,059       2.3
FHLB borrowings..........................         35,235           868     4.9        33,090          792       4.8
                                             ------------ -------------           ----------- ------------
       Total interest-bearing
        liabilities......................        140,672         2,388     3.4       126,538        1,851       2.9
                                                          -------------                       ------------
Non-interest bearing deposits............          4,466                               3,115
Other non-interest bearing liabilities...          1,421                               1,226
                                             ------------                         -----------
       Total liabilities.................    $   146,559                          $  130,879
                                             ============                         ===========
Net interest income......................                 $      1,857                        $     2,005
                                                          =============                       ============
Interest rate spread.....................                                  2.1                                  2.6
Net interest margin......................                                  2.4                                  2.8
Average interest-earning assets to
   average interest-bearing liabilities..                        109.5%                             111.4%


         Net interest income for the six months ended December 31, 2005 decreased $148,000 or 7.4%, compared to the same period last year, as a result of an increase in funding costs reflecting the rising short-term interest rate environment and an increase in the average balance of deposits. Total interest income increased $389,000 as a result of loan growth, primarily in nonresidential real estate, and an increase in the yield on other earning assets. Total interest expense increased $537,000 as a result of increased average balances of interest bearing liabilities and an increased cost of funds, as well as an increase in Federal Home Loan Bank borrowings needed to fund the loan growth.

         PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the provision for loan losses for the six months ended December 31, 2005 and 2004.

                                                                                       SIX MONTHS
                                                                                   ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------  -----------------
                                                                                 (DOLLARS IN THOUSANDS)
         Allowance at beginning of period............................         $       786       $        742
         Provision for loan losses...................................                  60                 60
         Charge-offs.................................................                 (14)               (31)
         Recoveries..................................................                  81                  1
                                                                           ----------------  -----------------
         Allowance at end of period..................................         $       913       $        772
                                                                           ================  =================
         Allowance to nonaccrual loans...............................               560.1%             397.9%
         Allowance to total loans outstanding at the end of
            the period ..............................................                 0.6                0.6
         Net charge-offs to average loans outstanding during
            the period...............................................                (0.0)               0.0

         Recoveries increased to $81,000 as of December 31, 2005 from $1,000 as of December 31, 2004. The Bank had charged off a commercial property earlier in the year and then had a subsequent recovery of $80,000 on the same property.

         NON-INTEREST INCOME. The following table summarizes non-interest income for the six months ended December 31, 2005 and 2004.

                                                                SIX MONTHS
                                                            ENDED DECEMBER 31,
                                                       ------------------------------
                                                            2005           2004            % CHANGE
                                                       --------------- -------------- -------------------
                                                                    (DOLLARS IN THOUSANDS)
           Service charges on deposit accounts......      $       111     $      101          9.9%
           Gain on sale of investments..............              340              -          n/a
           Brokerage fee income.....................              367            147        149.7
           Other loan fees..........................              109             59         84.7
           Other income.............................               60             51         17.6
                                                       --------------- --------------
                  Total.............................      $       987     $      358        175.7
                                                       =============== ==============

         The $629,000 increase in non-interest income was primarily due to the $340,000 pre-tax gain on sale of investments relating to the sale of Freddie Mac common stock. Additionally brokerage fee income increased $220,000 due to the opening of two additional wealth management divisions, through which we sell non-deposit investment products, in North Platte and Grand Island. Other loan fees increased to $108,000 for the six months ended December 31, 2005 from $59,000 in 2004. This increase is from the increase in loan originations from our new branch facilities in North Platte, Omaha and Grand Island.

         NON-INTEREST EXPENSE. The following table summarizes non-interest expense for the six months ended December 31, 2005 and 2004.

                                                                    SIX MONTHS
                                                                ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                             2005                 2004            % CHANGE
                                                     --------------------- ------------------- ----------------
                                                                      (DOLLARS IN THOUSANDS)
Salaries and employee benefits.....................      $       1,597        $      1,281          24.7%
Director and committee fees........................                 49                  49             -
Occupancy and equipment............................                593                 441          34.5
Regulatory fees and deposit insurance premium......                 29                  29             -
Gain on sale of foreclosed assets..................                  -                 (13)          n/a
Loss on sale of loans..............................                143                   -           n/a
Loss on investment in low-income housing
    partnerships...................................                 27                  30         (10.0)
Advertising and public relations...................                157                 129          21.7
Contributions and donations........................                804                  51        1476.4
Insurance and surety bond premiums.................                 43                  38          13.2
Professional fees..................................                110                  30         266.7
Supplies, telephone, postage.......................                116                  59          96.6
ATM expenses.......................................                 17                  15          13.3
Dues and subscriptions.............................                 29                  17          70.6
Other expenses.....................................                 94                  58          62.1
                                                     --------------------- -------------------
          Total....................................      $       3,808        $      2,214          72.0
                                                     ===================== ===================

Efficiency ratio (1)...............................              152.0%               93.7%

-----------------------
(1) Computed as non-interest expense divided by the sum of net interest income and non-interest income, excluding securities gains and losses.

         Total non-interest expense increased $1.6 million, or 72.0%, for the six months ended December 31, 2005, from the six months ended December 31, 2004. This increase is primarily as a result of the $726,000 expense related to the establishment and funding of the Equitable Bank Charitable Foundation in connection with the reorganization. In addition, non-interest expense increased as a result of the increase in salaries and employee benefits, occupancy expense and advertising related to the opening of three new facilities in Omaha, North Platte and Grand Island. The Bank also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities. During the six months ended December 31, 2005, the Bank also incurred a $143,000 loss on the sale of a $6.5 million portfolio of its longer term, lower coupon one-to-four family mortgage loans.

         INCOME TAXES. The Bank recorded a tax benefit of $399,000 during the six months ended December 31, 2005 compared to a tax expense of $10,000 during the six months ended December 31, 2004. The effective tax rate was 39% for the six months ended December 31, 2005 compared to 11% for the six months ended December 31, 2004. The tax benefit in 2005 resulted from the loss recorded during the period.

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

          Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $5.8 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $2.2 million at December 31, 2005. Total securities classified as available-for-sale were $11.2 million at December 31, 2005. Of this amount, $7.2 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at December 31, 2005, we had the ability to borrow a total of approximately $65.4 million from the Federal Home Loan Bank of Topeka. On December 31, 2005, we had $32.1 million of borrowings outstanding. Early prepayment of these borrowings would incur approximately $809,000 in prepayment penalties. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

         At December 31, 2005, we had $14.6 million in loan commitments outstanding, which consisted of $3.2 million of mortgage loan commitments, $6.2 million in unused home equity lines of credit, $152,000 in personal lines of credit, and $5.0 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2005 totaled $39.5 million, or 46.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.


         CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

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

         For the six months ended December 31, 2005 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

COMMITMENTS

         Since March 31, 2005, we have opened the following new offices: an additional loan production and retail investment office in Grand Island that we intend to convert to a full-service branch in calendar year 2006; a full-service branch in North Platte; and a loan production office in Omaha that we intend to convert to a full-service branch at a new location in calendar year 2006. In addition, we anticipate opening a loan production and retail investment office in Lincoln in calendar year 2006 that will be converted to a full-service branch at a new location in 2006. Based on current estimates, we expect the total cost of the land and construction for the new Grand Island and North Platte locations to be $3.3 million, of which $943,000 had been incurred at December 31, 2005. We currently expect to lease our initial locations in Omaha and Lincoln and expect annual lease expenses to be approximately $13,500 for each location. We also plan to renovate our main office facility in Grand Island in the first half of 2006 for an estimated cost of $600,000.


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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Equitable Financial Corp. is not involved in any pending legal proceedings. Equitable Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition, results of operations or cash flows.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following information is provided with the Company's sale of its common stock as part of the mutual holding company reorganization.

    a. The effective date of the Registration Statement on Form SB-2 (File No. 333-126617) was September 27, 2005.

    b. The offering was consummated on November 8, 2005 with the sale of 1,483,879 of the 1,487,813 securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

    c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 1,487,813 shares. The amount included 1,421,226 shares (or $14.2 million) sold in the offering and 62,653 shares (contributed at the $0.01 par value per share) issued to Equitable Bank Charitable Foundation.

    d. The expenses incurred to date in connection with the stock offering were $1.1 million including expenses paid to and for underwriters of $210,000, attorney and accounting fees of $700,000 and other expenses of $190,000. The net proceeds resulting from the offering after deducting expenses was $13.1 million.

    e. The net proceeds have been invested in loans and cash and cash equivalents.

     The Company has not repurchased any of its common stock during the quarter ended December 31, 2005 and at December 31, 2005. The Company had no publicly announced repurchase plans or programs.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS

         3.1   Charter of Equitable Financial Corp.

         3.2   Bylaws of Equitable Financial Corp.

         4.0   Stock Certificate of Equitable Financial Corp. (1)

         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

         32.0  Section 1350 Certification
         -----------------------------------
         (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EQUITABLE FINANCIAL CORP.


Dated: February 14, 2006        By: /s/ Richard L. Harbaugh
                                    --------------------------------------
                                    Richard L. Harbaugh
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated: February 14, 2006        By: /s/ Kim E. Marco
                                    --------------------------------------------
                                    Kim E. Marco
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)