Form 10QSB
period 2006-03-31
EQUITABLE FINANCIAL CORP
filed 2006-05-15
CIK 1329998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to _____________

                         Commission file number: 0-51514


                            EQUITABLE FINANCIAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                United States                               14-1941649
      ---------------------------------                -------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)


            113-115 North Locust Street, Grand Island, Nebraska 68801
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (308) 382-3136
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|      No |X|

As of May 1, 2006, there were 3,297,509 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_|      No |X|

                            EQUITABLE FINANCIAL CORP.

                                   FORM 10-QSB

                                      Index

                                                                                               Page No.
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements .........................................................       1

              Consolidated Statements of Financial Condition at nine months ended
              March 31, 2006 (Unaudited) and year ended June 30, 2005 ......................       1

              Consolidated Statements of Income/(Loss) for the three and nine months
              ended March 31, 2006 and 2005 (Unaudited) ....................................       2

              Consolidated Statements of Stockholders' Equity for the nine months
              ended March 31, 2006 and 2005 (Unaudited).....................................       3

              Consolidated Statements of Cash Flows for the nine months ended
              March 31, 2006 and 2005 (Unaudited)...........................................       4

              Notes to Consolidated Unaudited Financial Statements..........................       5

      Item 2. Management's Discussion and Analysis or Plan of Operation.....................       7

      Item 3. Controls and Procedures.......................................................      21

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.............................................................      22

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...................      22

      Item 3. Defaults upon Senior Securities...............................................      22

      Item 4. Submission of Matters to a Vote of Security Holders...........................      22

      Item 5. Other Information.............................................................      22

      Item 6. Exhibits......................................................................      23

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            EQUITABLE FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                            March 31,         June 30,
                                                                              2006              2005
                                                                         --------------    --------------
ASSETS
Cash and due from financial institutions .............................   $    4,274,121    $    2,159,699
Securities available-for-sale, at fair value .........................       10,660,098        12,785,396
Securities held-to-maturity, fair value at March 31, 2006 -
  $957,618; and June 30, 2005 - $1,248,005 ...........................          970,964         1,238,085
Federal Home Loan Bank stock, at cost ................................        2,281,500         1,989,600
Loans, net of allowance for loan losses of $931,459 at
  March 31, 2006; and $785,973 at June 30, 2005 ......................      149,365,492       121,655,609
Premises and equipment, net ..........................................        4,971,062         3,902,094
Accrued interest receivable ..........................................        1,041,418           686,198
Other assets .........................................................        1,425,786           954,825
                                                                         --------------    --------------
       Total assets ..................................................   $  174,990,441    $  145,371,506
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest-bearing deposits .....................................   $    5,184,139    $    3,684,623
   Interest-bearing deposits .........................................      111,268,248        93,103,496
                                                                         --------------    --------------
       Total deposits ................................................      116,452,387        96,788,119

Federal Home Loan Bank borrowings ....................................       31,428,810        32,952,250
Advance payments from borrowers for taxes and insurance ..............        1,394,170           840,951
Accrued interest payable and other liabilities .......................          157,618           427,568
                                                                         --------------    --------------
       Total liabilities .............................................   $  149,432,985    $  131,008,888

Commitments and contingencies ........................................               --                --

Stockholders' equity
   Common stock, $0.01 par value, 14,000,000 shares authorized;
     Issued 3,297,509 shares on November 8, 2005 .....................   $       32,975    $           --
   Additional paid in capital ........................................       13,619,370                --
   Retained earnings .................................................       13,281,372        13,889,317
   Unearned ESOP share ...............................................       (1,257,789)               --
   Accumulated other comprehensive income/(loss), net ................         (118,472)          473,301
                                                                         --------------    --------------
       Total stockholders' equity ....................................   $   25,557,456    $   14,362,618
                                                                         --------------    --------------
          Total liabilities and stockholders' equity .................   $  174,990,441    $  145,371,506
                                                                         ==============    ==============

         See notes to the Unaudited Consolidated Financial Statements.

                            EQUITABLE FINANCIAL CORP.
    Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
                                   (Unaudited)

                                                           Three Months Ended March 31,     Nine Months Ended March 31,
                                                           ----------------------------    ----------------------------
                                                               2006            2005            2006            2005
                                                           ------------    ------------    ------------    ------------
Interest Income
   Loans ...............................................   $  2,134,775    $  1,755,757    $  6,044,519    $  5,257,136
   Securities ..........................................        140,434         156,118         454,563         507,624
   Other ...............................................         40,294           7,460          61,517          11,316
                                                           ------------    ------------    ------------    ------------
       Total interest income ...........................      2,315,503       1,919,335       6,560,599       5,776,076

Interest Expense
   Deposits ............................................        888,192         582,083       2,408,080       1,640,633
   Federal Home Loan Bank borrowings ...................        397,999         364,451       1,265,662       1,156,482
                                                           ------------    ------------    ------------    ------------
       Total interest expense ..........................      1,286,191         946,534       3,673,742       2,797,115
                                                           ------------    ------------    ------------    ------------

Net interest income ....................................      1,029,312         972,801       2,886,857       2,978,961

Provision for loan losses ..............................         30,000          30,000          90,000          90,000
                                                           ------------    ------------    ------------    ------------

Net interest income after provision for loan losses ....        999,312         942,801       2,796,857       2,888,961
Non-interest income
   Service charges on deposit accounts .................         59,501          47,164         170,943         148,015
   Gain on sale of investments .........................        354,189              --         694,583              --
   Brokerage fee income ................................        242,505          35,677         609,119         182,677
   Other loan fees .....................................         33,523          26,035         142,979          85,131
   Gain on sale of foreclosed assets ...................             --          19,437              --          32,723
   Other income ........................................         15,583              --          75,079          48,946
                                                           ------------    ------------    ------------    ------------
       Total non-interest income .......................        705,301         128,313       1,692,703         497,492

Non-interest expenses
   Salaries and employee benefits ......................        843,947         538,362       2,440,994       1,819,587
   Director and committee fees .........................         24,450          24,450          73,350          73,350
   Occupancy and equipment .............................        281,353         233,918         874,647         674,334
   Regulatory fees and deposit insurance premium .......         15,710          14,544          44,731          43,773
   Loss on sale of loans ...............................          1,739              --         144,731              --
   Loss on investment in low income housing partnerships         12,019          13,193          39,309          43,194
   Advertising and public relations ....................         94,633          28,093         251,844         156,728
   Contributions and donations .........................         19,130          23,160         823,335          74,436
   Insurance and surety bond premiums ..................         20,298          22,748          63,133          61,124
   Professional fees ...................................        112,081          11,728         221,532          41,330
   Supplies, telephone, postage ........................         57,848          38,188         173,643          97,478
   ATM expenses ........................................          8,676           7,300          25,923          22,566
   Dues and subscriptions ..............................          8,247           6,019          37,505          23,333
   Other expenses ......................................         39,264          33,043         133,082          88,532
                                                           ------------    ------------    ------------    ------------
       Total non-interest expenses .....................      1,539,395         994,746       5,347,759       3,219,765
                                                           ------------    ------------    ------------    ------------

Income/(loss) before income taxes ......................        165,218          76,368        (858,199)        166,688
Income tax (benefit)/expense ...........................         48,963           4,621        (350,254)         14,626
                                                           ------------    ------------    ------------    ------------
Net income/(loss) ......................................   $    116,255    $     71,747    $   (507,945)   $    152,062
                                                           ------------    ------------    ------------    ------------
Basic and diluted earnings/(loss) per share ............            .04             N/A            (.13)            N/A
                                                           ------------    ------------    ------------    ------------
Comprehensive income/(loss) ............................   $   (142,299)   $    (91,337)   $ (1,099,718)   $    100,051
                                                           ============    ============    ============    ============

Note: Earnings/(Loss) per share is calculated based on the period of time from the completion date of the initial public offering, November 8, 2005, through March 31, 2006.

N/A - Not applicable, see Note 4

          See Notes to the Unaudited Consolidated Financial Statements.

                            EQUITABLE FINANCIAL CORP.
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                        Additional                       Unearned          Other-
                                           Common         Paid           Retained          ESOP        Comprehensive
                                           Stock        in Capital       Earnings         Shares       Income/(Loss)      Total
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2004 .............. $         --   $         --    $ 13,605,970    $         --    $    466,628    $ 14,072,598
Comprehensive income:
  Net income ..........................           --             --         152,062              --              --         152,062
  Net decrease in fair value of
    securities classified as
    available-for-sale, net of
    income taxes ......................           --             --              --              --         (52,011)        (52,011)
                                                                                                                       ------------
       Total comprehensive income .....                                                                                     100,051
                                                                                                                       ------------
Balance at March 31, 2005 ............. $         --   $         --      13,758,032    $         --    $    414,617    $ 14,172,649
                                        ============   ============    ============    ============    ============    ============

Balance at June 30, 2005 .............. $         --   $         --    $ 13,889,317    $         --    $    473,301    $ 14,362,618
Distribution to Capitalize Equitable
  Financial MHC .......................           --             --        (100,000)             --              --        (100,000)
Issuance of common stock, net of
  offering costs ......................       32,348     12,994,635              --              --              --      13,026,983
Purchase of 129,262 shares for ESOP ...           --             --              --      (1,292,620)                     (1,292,620)
Donation of 62,653 shares to Equitable
  Bank Charitable Foundation ..........          627        625,903              --              --              --         626,530
Allocation of ESOP common stock .......           --         (1,168)             --          34,831              --          33,663
Comprehensive loss:
  Net loss ............................           --             --        (507,945)             --              --        (507,945)
  Net decrease in fair value of
    securities classified as
    available-for-sale, net of
    income taxes ......................           --             --              --              --        (591,773)       (591,773)
                                                                                                                       ------------
       Total comprehensive loss .......                                                                                  (1,099,718)
                                                                                                                       ------------
Balance at March 31, 2006 ............. $     32,975   $ 13,619,370    $ 13,281,372    $ (1,257,789)   $   (118,472)   $ 25,557,456
                                        ============   ============    ============    ============    ============    ============

          See Notes to the Unaudited Consolidated Financial Statements.

                            EQUITABLE FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                             March 31,
                                                                  --------------------------------
                                                                       2006              2005
                                                                  --------------    --------------
Cash flows from operating activities:
   Net income/(loss) ..........................................   $     (507,945)   $      152,062
   Adjustments to reconcile net income/(loss) to net cash
    from operating activities:
      Depreciation ............................................          172,568           155,221
      Federal Home Loan Bank stock dividends ..................           77,854           (59,900)
      Charitable Foundation Donation ..........................          626,530                --
      ESOP Expense ............................................           34,831                --
      Amortization of:
              Deferred loan origination costs, net ............          (60,384)           39,526
              Premiums and discounts ..........................           23,717            40,292
      Gain on sale of foreclosed assets .......................               --           (32,723)
      Loss on sale of loans ...................................          144,731                --
      Gain on sale of investments .............................         (694,583)               --
      Provision for loan losses ...............................           90,000            90,000
      Change in:
             Accrued interest receivable ......................         (355,220)          (52,219)
             Prepaid expenses and other assets ................         (470,961)         (236,801)
             Accrued interest payable and other liabilities ...         (136,755)           25,188
                                                                  --------------    --------------
                    Net cash from operating activities ........       (1,055,617)          120,646

Cash flows from investing activities:
   Net change in loans ........................................      (34,162,736)       (3,241,650)
   Proceeds from sale of foreclosed assets, net ...............               --            68,842
   Proceeds from sale of loans ................................        6,328,580                --
   Proceeds from sale of investments ..........................          705,650                --
   Purchase of available-for-sale securities ..................               --          (992,947)
   Securities available-for-sale
        Proceeds from calls ...................................          555,000                --
        Proceeds from principal repayments ....................          644,802         4,211,795
   Securities held-to-maturity
        Proceeds from principal repayments ....................          261,209           445,103
   Purchases of Federal Home Loan Bank stock ..................         (214,046)               --
   Purchase of premises and equipment .........................       (1,275,662)         (438,178)
                                                                  --------------    --------------
                    Net cash from investing activities ........      (27,157,203)           52,965

Cash flows from financing activities:
   Net change in deposits .....................................       19,664,268         2,623,893
   Proceeds from Federal Home Loan Bank borrowings ............       53,200,000        29,431,438
   Repayments of Federal Home Loan Bank borrowings ............      (54,723,440)      (33,116,922)
   Net change in advance payments from borrowers for taxes
     and insurance ............................................          553,219           518,402
   Net proceeds from initial stock offering ...................       13,025,815                --
   Purchase of ESOP shares ....................................       (1,292,620)               --
   Distribution to Capitalize Equitable Financial MHC .........         (100,000)               --
                                                                  --------------    --------------
                    Net cash from financing activities ........       30,327,242          (543,189)
                                                                  --------------    --------------
Increase / (decrease) in cash and cash equivalents ............        2,114,422          (369,578)
Cash and cash equivalents, Beginning of period ................        2,159,699         2,157,887
                                                                  --------------    --------------
Cash and cash equivalents, End of period ......................   $    4,274,121    $    1,788,309
                                                                  ==============    ==============

SUPPLEMENTARY DISCLOSURES
Donation of premises and equipment ............................   $       34,126    $           --
                                                                  ==============    ==============

         See notes to the Unaudited Consolidated Financial Statements.

                            EQUITABLE FINANCIAL CORP.
            Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 2006

(1)   Basis of Presentation

      The unaudited consolidated financial statements as of and for the periods ended March 31, 2006 include the accounts of Equitable Financial Corp. ("Equitable Financial" or the "Company) and its wholly owned subsidiary, Equitable Bank (the "Bank"). The Company was incorporated on November 8, 2005 for the purpose of serving as the holding company of the Bank as part of the Bank's mutual holding company reorganization and minority stock issuance. As described in note 3 below, the reorganization was completed on November 8, 2005. All significant intercompany accounts and transactions have been eliminated. The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network. The financial statements for the periods prior to November 8, 2005 include only the accounts of the Bank, as the Company was not in existence during such period.

      The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Bank included in the Company's prospectus dated September 27, 2005.

      In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

      Certain prior period amounts have been reclassified to correspond with the current period presentations.

(2)   Earnings Per Share

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share is calculated beginning with November 8, 2005, the date of reorganization. Net loss for the period from the reorganization (November 8, 2005) through March 31, 2006 was $402,071. The weighted average shares outstanding for the period from reorganization through March 31, 2006 was 3,169,989. The weighted average shares outstanding for the three months ended March 31, 2006 were 3,171,035.

(3)   Mutual Holding Company Reorganization and Stock Issuance

      Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

(4)   Employee Stock Ownership Plan

      On November 8, 2005, the Company adopted an employee stock ownership plan ("the ESOP") for the benefit of substantially all employees. The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company's stock in connection with the reorganization at a price of $10.00 per share.

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

      As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares may become a liability.

(5)   Recent Accounting Pronouncements

      In December 2005, the FASB issued Statement 123R, Share Based Payment. This statement would be effective for all employee awards granted, modified, or settled after June 30, 2006. As of the effective date, compensation expense related to the nonvested portion of awards outstanding would be based on the grant-date fair value as calculated under the original provisions of Statement
123. Adoption of this standard could materially impact the amount of salaries and employee benefits expense incurred for future financial statements reporting if the Company has a stock award program in place after the proposed statement becomes effective.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Management's discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

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

      Equitable Financial and Equitable Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Equitable Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Equitable Financial and Equitable Bank's market area, changes in real estate market values in Equitable Financial and Equitable Bank's market area, changes in relevant accounting principles and guidelines and inability of third-party service providers to perform.

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

General

      Equitable Financial was organized as a federal corporation at the direction of the Bank in connection with its mutual holding company reorganization. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

      Equitable Financial was organized November 8, 2005. The information as of and for the three and nine months ended March 31, 2006 includes Equitable Financial's information beginning November 8, 2005. The information in this report at June 30, 2005 and the periods prior to November 8, 2005 and including the financial statements and related financial data, relates to the Bank only.

      The Company is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas, including North Platte and Omaha. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to four-family residential real estate loans. To a lesser extent, we originate multi-family and nonresidential real estate loans, construction loans, commercial loans and consumer loans.

      The Federal Deposit Insurance Corporation, through the Deposit Insurance Fund, insures the Bank's savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Statement of Financial Condition Analysis

      Overview. Total assets at March 31, 2006 were $175.0 million, an increase of $29.6 million or 20.4% from total assets of $145.4 million at June 30, 2005 primarily due to an increase in the loan portfolio of $27.7 million. This increase is primarily a result of the deployment of the stock offering proceeds through our new offices in North Platte, Grand Island and Omaha. Total liabilities at March 31, 2006 were $149.4 million, compared to $131.0 million at June 30, 2005, an increase of $18.4 million or 14.0%. Stockholders' equity increased to $25.6 million at March 31, 2006 from $14.4 million at June 30, 2005, an increase of $11.2 million or 78%. The increase in stockholders' equity reflects the issuance of 3,297,509 shares of common stock.

      Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to four-family residential loans, multi-family and non-residential real estate loans and constructions loans. To a lesser extent, we originate commercial and consumer loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial business loans.

      The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                           March 31, 2006                       June 30, 2005
                                                  --------------------------------    --------------------------------
                                                      Amount            Percent           Amount            Percent
                                                  --------------    --------------    --------------    --------------
                                                                         (Dollars in thousands)
Real estate--mortgage:
   One- to four-family........................    $       80,837              54.0%   $       78,341              64.1%
   Multi-family...............................             7,993               5.3             8,391               6.9
   Non-residential............................            28,262              18.8            16,753              13.7
                                                  --------------    --------------    --------------    --------------
      Total real estate mortgage loans........           117,092              78.1           103,485              84.7
Construction..................................             3,359               2.2             1,855               1.5
Commercial....................................            15,859              10.6             3,970               3.2
Consumer:
   Home equity................................            11,226               7.5            11,045               9.0
   Other consumer.............................             2,420               1.6             1,903               1.6
                                                  --------------    --------------    --------------    --------------
      Total consumer loans....................            13,646               9.1            12,948              10.6
                                                  --------------    --------------    --------------    --------------

      Total loans.............................           149,956             100.0%          122,258             100.0%
                                                                    ==============                      ==============
Deferred loan origination costs, net..........               340                                 184
Allowance for loan losses.....................              (931)                               (786)
                                                  --------------                      --------------

      Loans, net..............................    $      149,365                      $      121,656
                                                  ==============                      ==============

      Loans, net, increased $27.7 million, or 22.8%, to $149.4 million at March 31, 2006 compared to $121.7 million at June 30, 2005. The increase was primarily the result of non-residential real estate and commercial business loan originations from our new North Platte and Omaha operations.

      Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

                                                     March 31,        June 30,
                                                       2006            2005
                                                   ------------    ------------
                                                       (Dollars in thousands)
      Nonaccrual loans............................ $         47    $        190
      Foreclosed assets, net......................           --               4
                                                   ------------    ------------

            Total nonperforming assets............ $         47    $        194
                                                   ============    ============

      Total nonaccrual loans to total loans.......          0.0%            0.2%
      Total nonaccrual loans to total assets......          0.0%            0.1%
      Total nonperforming assets to total assets..          0.0%            0.1%

      Nonperforming assets decreased $147,000 to $47,000 at March 31, 2006, compared to $194,000 at June 30, 2005. The decrease is a result of several customers bringing their loans to current status.

      Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities.

      The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                     March 31, 2006            June 30, 2005
                                                 -----------------------   -----------------------
                                                 Amortized       Fair      Amortized       Fair
                                                    Cost         Value        Cost         Value
                                                 ----------   ----------   ----------   ----------
                                                              (Dollars in thousands)
Securities available-for-sale:
   State and political subdivisions ..........   $      993   $      974   $      992   $      999
   U.S. Government-sponsored entity securities        7,652        7,531        8,213        8,185
   Mortgage-backed securities ................        1,865        1,831        2,282        2,298
   Collateralized mortgage obligations .......          330          324          566          562
   Equity securities .........................           --           --           15          741
                                                 ----------   ----------   ----------   ----------
       Total securities available-for-sale ...   $   10,840   $   10,660   $   12,068   $   12,785
                                                 ==========   ==========   ==========   ==========

Securities held-to-maturity:
   Mortgage-backed securities ................   $      971   $      958   $    1,238   $    1,248
                                                              ----------   ----------   ----------
       Total securities held-to-maturity .....   $      971   $      958   $    1,238   $    1,248
                                                 ----------   ----------   ----------   ----------
             Total securities ................   $   11,811   $   11,618   $   13,306   $   14,033
                                                 ==========   ==========   ==========   ==========

      The amortized cost of the securities available-for-sale decreased $1.2 million, or 10.2%, between June 30, 2005 and March 31, 2006. The amortized cost of the securities held-to-maturity decreased $267,000, or 21.6%, between June 30, 2005 and March 31, 2006. This reflects the maturity of agency securities and the prepayment of principal in mortgage-backed securities. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management the intent to hold these securities until a market price recovery or maturity.

      During the three months ended March 31, 2006, the Company sold its remaining 5,500 shares of Freddie Mac common stock and recognized a pre-tax gain of $354,000. The proceeds from the sale were used to fund commercial loans. In the quarter ended December 31, 2005, the Company also sold 5,800 shares of Freddie Mac common stock at a pre-tax gain of $340,000.

      Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

      The following table sets forth the balances of our deposit products at the dates indicated.

                                                                    March 31, 2006               June 30, 2005
                                                             ---------------------------   ---------------------------
                                                                Amount           %            Amount            %
                                                             ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
Non-interest-bearing.....................................    $      5,184            4.5%  $      3,685            3.8%
Interest-bearing NOW.....................................          11,773           10.1          8,902            9.2
Money market.............................................           6,434            5.5          4,531            4.7
Savings..................................................           4,895            4.2          4,445            4.6
Certificates of deposit..................................          88,166           75.7         75,225           77.7
                                                             ------------   ------------   ------------   ------------
       Total.............................................    $    116,452          100.0%  $     96,788          100.0%
                                                             ============   ============   ============   ============

      Total deposits increased to $116.5 million from $96.8 million during the nine months ended March 31, 2006, an increase of $19.7 million or 20.3%. Core deposits (including all account types except certificates of deposit) increased $6.7 million or 31.2%. Certificates of deposit increased $13.0 million or 17.3%. The certificate increase reflects the increase in brokered certificates from $0 to $14 million. This increase in deposits was partially offset by moderate outflow of local certificates. The increase in deposits was used to fund increased loan demand.

      Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. The following table sets forth information concerning our borrowings for the periods indicated.

                                                                      Nine          Twelve
                                                                      Months        Months
                                                                      Ended         Ended
                                                                     March 31,     June 30,
                                                                       2006          2005
                                                                    ----------    ----------
                                                                     (Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
   FHLB Advances ................................................   $   38,804    $   31,726
   FHLB Line of Credit ..........................................        8,900         6,100
Average amounts outstanding during the period:
   FHLB Advances ................................................   $   29,251    $   29,305
   FHLB Line of Credit ..........................................        4,972         2,123
Weighted average interest rate during the period:
   FHLB Advances ................................................         4.99%         5.04%
   FHLB Line of Credit ..........................................         4.25          1.58
Balance outstanding at end of period:
   FHLB Advances ................................................   $   31,429    $   26,852
   FHLB Line of Credit ..........................................           --         6,100
Weighted average interest rate at end of period:
   FHLB Advances ................................................         4.98%         5.38%
   FHLB Line of Credit ..........................................         5.03          3.59

Results of Operations for the Three Months Ended March 31, 2006 and 2005

      Overview. We recorded net income of $116,000 during the three months ended March 31, 2006, compared to net income of $72,000 during the three months ended March 31, 2005, due primarily to the sale of the remaining shares of Freddie Mac common stock for a pre-tax gain of $354,000. We also incurred additional expenses related to the opening of our new facilities in Grand Island, North Platte and Omaha.

      Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2006 and 2005.

                                                       Three Months
                                                      Ended March 31,
                                              ------------------------------
                                                  2006             2005           % Change
                                              -------------    -------------    -------------
                                                           (Dollars in Thousands)
      Interest Income:
        Loans..............................   $       2,135    $       1,756             21.6%
        Securities.........................             140              156            (10.3)
        Other..............................              40                7            471.4
                                              -------------    -------------
            Total interest income..........   $       2,315    $       1,919             20.6%
                                              -------------    -------------

      Interest Expense:
        Deposits...........................   $         888    $         582             52.6%
        Federal Home Loan Bank
          borrowings.......................             398              364              9.3
                                              -------------    -------------
             Total interest expense........   $       1,286    $         946             35.9%
                                              -------------    -------------
      Net interest income..................   $       1,029    $         973              5.8%
                                              -------------    -------------

      The following table summarizes average balances and average yield and costs for the three months ended March 31, 2006 and 2005.

                                                                         Three Months Ended March 31,
                                                               2006                                         2005
                                           ------------------------------------------   ------------------------------------------
                                                               Interest                                     Interest
                                               Average           and          Yield/        Average           and          Yield/
                                               Balance        Dividends        Cost         Balance        Dividends        Cost
                                           --------------   --------------   --------   --------------   --------------   --------
                                                                     (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans....................................  $      147,778   $        2,135        5.8%  $      121,730   $        1,756        5.8%
Securities and other.....................          17,366              180        4.2           18,873              163        3.4
                                           --------------   --------------              --------------   --------------
       Total interest-earning assets.....         165,144   $        2,315        5.6          140,603   $        1,919        5.5
Non-interest-earning assets..............           7,578                                        4,241
                                           --------------                               --------------
       Total assets......................  $      172,722                               $      144,844
                                           ==============                               ==============

Liabilities:
Total interest-bearing deposits..........  $      113,479   $          888        3.1%  $       95,573   $          582        2.4%
FHLB borrowings..........................          32,155              398        5.0           29,881              364        4.9
                                           --------------   --------------              --------------   --------------

       Total interest-bearing liabilities         145,634   $        1,286        3.5          125,454   $          946        3.0
                                                            --------------                               --------------

Non-interest bearing deposits............           5,049                                        3,479
Other non-interest bearing liabilities...           2,930                                        1,614
                                           --------------                               --------------

       Total liabilities.................  $      153,613                               $      130,547
                                           ==============                               ==============

Net interest income......................                   $        1,029                               $          973
                                                            ==============                               ==============
Interest rate spread.....................                                         2.1                                          2.5
Net interest margin......................                                         2.5                                          2.8
Average interest-earning assets to
  average interest-bearing liabilities...                            113.4%                      112.1%

      Net interest income for the three months ended March 31, 2006 increased $56,000, or 5.8%, compared to the same period last year, primarily resulting from an increase in the amount of total interest- earning assets, which increased $24.5 million while our interest-bearing liabilities increased only $20.2 million as we have begun to deploy the capital raised in our offering. Total interest income increased $396,000 as a result of loan growth, primarily in nonresidential real estate, and an increase in the yield on other earning assets. Total interest expense increased $340,000 as a result of increased average balances of interest-bearing liabilities and an increased cost of funds, as well as an increase in Federal Home Loan Bank borrowings needed to fund the loan growth.

      Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2006 and 2005.

                                                                  Three Months
                                                                 Ended March 31,
                                                            ------------------------
                                                               2006          2005
                                                            ----------    ----------
                                                             (Dollars in thousands)
      Allowance at beginning of period ..................   $      913    $      772
      Provision for loan losses .........................           30            30
      Charge-offs .......................................          (12)          (32)
      Recoveries ........................................           --            --
                                                            ----------    ----------
      Allowance at end of period ........................   $      931    $      770
                                                            ==========    ==========
      Allowance to nonaccrual loans .....................      1,980.9%      2,750.0%
      Allowance to total loans outstanding at the
        end of the period ...............................          0.6           0.6
      Net charge-offs to average loans outstanding
        during the period ...............................          0.0           0.0

      Non-Interest Income. The following table summarizes non-interest income for the three months ended March 31, 2006 and 2005.

                                                         Three Months
                                                        Ended March 31,
                                                 ---------------------------
                                                      2006           2005        % Change
                                                 ------------   ------------   ------------
                                                           (Dollars in thousands)
      Service charges on deposit accounts......  $         59   $         47           25.5%
      Gain on sale of investments..............           354             --            N/A
      Brokerage fee income.....................           242             36          572.2
      Other loan fees..........................            34             26           30.8
      Gain on sale of foreclosed assets........            --             19            N/A
      Other income.............................            16             --            N/A
                                                 ------------   ------------
            Total.............................   $        705   $        128          450.8%
                                                 ============   ============

      The $577,000 increase in non-interest income was primarily due to the $354,000 pre-tax gain on the sale of investments related to the sale of Freddie Mac common stock. Additionally, brokerage fee income increased $207,000 due to the opening of two additional wealth management divisions in North Platte and Grand Island that sell non-deposit investment products. Other loan fees increased $8,000 for the three months ended March 31, 2006 from $26,000 in 2005. This increase is from new loan originations from our new branch facilities in North Platte and Omaha.

      Non-Interest Expense. The following table summarizes non-interest expense for the three months ended March 31, 2006 and 2005.

                                                         Three Months
                                                        Ended March 31,
                                                 ------------------------------
                                                      2006           2005        % Change
                                                 ------------   ------------   ------------
                                                           (Dollars in thousands)
Salaries and employee benefits .........         $        844   $        539           56.8%
Director and committee fees ............                   24             24             --
Occupancy and equipment ................                  281            234           20.1
Regulatory fees and deposit insurance
  premium ..............................                   16             15            6.7
Loss on sale of loans ..................                    2             --            N/A
Loss on investment in low-income housing
  partnerships .........................                   12             13           (7.7)
Advertising and public relations .......                   95             28          239.3
Contributions and donations ............                   19             23          (17.4)
Insurance and surety bond premiums .....                   20             23           (8.7)
Professional fees ......................                  112             12          833.4
Supplies, telephone, postage ...........                   58             38           52.6
ATM expenses ...........................                    9              7           28.6
Dues and subscriptions .................                    8              6           33.3
Other expenses .........................                   39             33           18.2
                                                 ------------   ------------
          Total ........................         $      1,539   $        995           54.7
                                                 ============   ============

Efficiency ratio (1) ...................                111.5%          90.3%

-----------------------
(1) Computed as non-interest expense divided by the sum of net interest income and non-interest income, excluding securities gains and losses.

      Total non-interest expense increased $544,000, or 57.0%, for the three months ended March 31, 2006, from the three months ended March 31, 2005. This increase is primarily a result of the increase in salaries and employee benefits, occupancy expense and advertising related to the opening of three new facilities in Omaha, North Platte and Grand Island. We also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities.

      Income Taxes. The Bank recorded a tax expense of $49,000 during the three months ended March 31, 2006 compared to a tax expense of $5,000 during the three months ended March 31, 2005. The tax expense in 2006 and 2005 resulted from the profit recorded during the period. The tax expense has been effected by low income housing credits of $15,000 for the three months ended March 31, 2006 and 2005.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

      Overview. We recorded a net loss of $508,000 during the nine months ended March 31, 2006, compared to net income of $152,000 during the nine months ended March 31, 2005, due primarily to the contribution of $726,000 to the Equitable Bank Charitable Foundation. The Bank also recorded a loss of $145,000 on the sale of $6.5 million in mortgage loans. We also incurred additional expenses related to the opening of our new facilities in Grand Island, North Platte and Omaha. The loss is offset by the recognition of a pre-tax gain on the sale of investments of $695,000 relating to the sale of Freddie Mac common stock. Additional brokerage fee income increased $426,000 due to the opening of two additional wealth management divisions in North Platte and Grand Island that sell non-deposit investment products.

      Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2006 and 2005.

                                                          Nine Months
                                                        Ended March 31,
                                                 ------------------------------
                                                      2006           2005        % Change
                                                 ------------   ------------   ------------
                                                           (Dollars in Thousands)

      Interest Income:
         Loans................................   $      6,045   $      5,257           15.0%
         Securities...........................            455            508          (10.4)
         Other................................             61             11          454.5
                                                 ------------   ------------
              Total interest income...........   $      6,561   $      5,776           13.6%
                                                 ------------   ------------

      Interest Expense:
         Deposits.............................   $      2,408   $      1,641           46.7%
         Federal Home Loan Bank
           borrowings.........................          1,266          1,156            9.5
                                                 ------------   ------------
             Total interest expense...........          3,674          2,797           31.4
                                                 ------------   ------------
      Net interest income.....................   $      2,887   $      2,979           (3.1)%
                                                 ------------   ------------

      The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2006 and 2005.

                                                                         Nine Months Ended March 31,
                                                               2006                                         2005
                                           ------------------------------------------   ------------------------------------------
                                                               Interest                                     Interest
                                               Average           and          Yield/        Average           and          Yield/
                                               Balance        Dividends        Cost         Balance        Dividends        Cost
                                           --------------   --------------   --------   --------------   --------------   --------
                                                                     (Dollars in Thousands)
Assets:
Interest-earning assets:
Loans....................................  $      141,355   $        6,045        5.7%  $      121,025   $        5,257       5.8%
Securities and other.....................          16,464              516        4.2           19,737              519       3.5
                                           --------------   --------------              --------------   --------------
       Total interest-earning assets.....         157,819            6,561        5.5          140,762            5,776       5.5
Non-interest-earning assets..............           7,568                                        4,169
                                           --------------                               --------------
       Total assets......................  $      165,387                               $      144,931
                                           ==============                               ==============

Liabilities:
Total interest-bearing deposits..........         108,078   $        2,408        3.0   $       94,015   $        1,641       2.3
FHLB borrowings..........................          34,223            1,266        4.9           32,049            1,156       4.8
                                           --------------   --------------              --------------   --------------

       Total interest-bearing liabilities         142,301            3,674        3.4          126,064            2,797       3.0
                                                            --------------                               --------------

Non-interest bearing deposits............           4,657                                        3,220
Other non-interest bearing liabilities...           1,916                                        1,371
                                           --------------                               --------------

       Total liabilities.................  $      148,874                               $      130,655
                                           ==============                               ==============

Net interest income......................                   $        2,887                               $        2,979
                                                            ==============                               ==============
Interest rate spread.....................                                         2.1                                         2.5
Net interest margin......................                                         2.4                                         2.8
Average interest-earning assets to
   average interest-bearing liabilities..                            110.9%                                       111.7%

      Net interest income for the nine months ended March 31, 2006 decreased $92,000, or 3.1%, compared to the same period last year, as a result of an increase in funding costs reflecting the rising short-term interest rate environment and an increase in the average balance of deposits. Average earning assets increased to $157,819, or 12.1%. Repricing of these assets was less than the average interest- bearing liabilities. Total interest income increased $785,000 as a result of loan growth, primarily in nonresidential real estate, and an increase in the yield on other earning assets. Total interest expense increased $877,000 as a result of increased average balances of interest-bearing liabilities and an increased cost of funds, as well as an increase in Federal Home Loan Bank borrowings needed to fund the loan growth.

      Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the provision for loan losses for the nine months ended March 31, 2006 and 2005.

                                                                   Nine Months
                                                                 Ended March 31,
                                                            ------------------------
                                                               2006          2005
                                                            ----------    ----------
                                                             (Dollars in thousands)
      Allowance at beginning of period...................   $      786     $     746
      Provision for loan losses..........................           90            90
      Charge-offs........................................          (25)          (67)
      Recoveries.........................................           80             1
                                                            ----------    ----------
      Allowance at end of period.........................   $      931    $      770
                                                            ==========    ==========
      Allowance to nonaccrual loans......................       1980.9%      2,750.0%
      Allowance to total loans outstanding at the
        end of the period ...............................          0.6           0.6
      Net charge-offs to average loans outstanding
        during the period................................          0.0           0.0

      Recoveries increased to $80,000 as of March 31, 2006 from $1,000 as of March 31, 2005. The Bank had charged off a commercial property earlier in the year and then had a subsequent recovery of $80,000 on the same property.

      Non-Interest Income. The following table summarizes non-interest income for the nine months ended March 31, 2006 and 2005.

                                                          Nine Months
                                                        Ended March 31,
                                                 ---------------------------
                                                      2006           2005        % Change
                                                 ------------   ------------   ------------
                                                           (Dollars in thousands)
      Service charges on deposit accounts......  $        171   $        148           15.5%
      Gain on sale of investments..............           695             --            N/A
      Brokerage fee income.....................           609            183          232.8
      Other loan fees..........................           143             85           68.2
      Gain on sale of foreclosed assets........            --             33            N/A
      Other income.............................            75             49           53.1
                                                 ------------   ------------
             Total.............................  $      1,693   $        498          240.2%
                                                 ============   ============

      The $1,195,000 increase in non-interest income was primarily due to the $695,000 pre-tax gain on sale of investments relating to the sale of Freddie Mac common stock. Additionally, brokerage fee income increased $426,000 due to the opening of two additional wealth management divisions in North Platte and Grand Island that sell non-deposit investment products. Other loan fees increased $58,000 for the nine months ended March 31, 2006 from $85,000 in 2005. This increase is from the increase in loan originations from our new branch facilities in North Platte, Omaha and Grand Island.

      Non-Interest Expense. The following table summarizes non-interest expense for the nine months ended March 31, 2006 and 2005.

                                                          Nine Months
                                                        Ended March 31,
                                                 ---------------------------
                                                      2006           2005        % Change
                                                 ------------   ------------   ------------
                                                          (Dollars in thousands)
Salaries and employee benefits.................  $      2,441   $      1,820           34.1%
Director and committee fees....................            73             73             --
Occupancy and equipment........................           875            674           29.8
Regulatory fees and deposit insurance
  premium......................................            45             44            2.3
Loss on sale of loans..........................           145             --            N/A
Loss on investment in low-income housing
  partnerships.................................            39             43            9.3
Advertising and public relations...............           252            157           60.5
Contributions and donations....................           823             74        1,012.2
Insurance and surety bond premiums.............            63             61            3.3
Professional fees..............................           222             41          441.4
Supplies, telephone, postage...................           174             98           77.6
ATM expenses...................................            26             23           13.0
Dues and subscriptions.........................            37             23           60.9
Other expenses.................................           133             89           49.4
                                                 ------------   ------------
          Total................................  $      5,348   $      3,220           66.1
                                                 ============   ============

Efficiency ratio (1)...........................         137.7%          92.6%

-----------------------
(1) Computed as non-interest expense divided by the sum of net interest income and non-interest income, excluding securities gains and losses.

      Total non-interest expense increased $2.1 million, or 66.1%, for the nine months ended March 31, 2006, from the nine months ended March 31, 2005. This increase is primarily as a result of the $726,000 expense related to the establishment and funding of the Equitable Bank Charitable Foundation in connection with the reorganization. In addition, non-interest expense increased as a result of the increase in salaries and employee benefits, occupancy expense and advertising related to the opening of three new facilities in Omaha, North Platte and Grand Island. We also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities. During the nine months ended March 31, 2006, the Bank also incurred a $145,000 loss on the sale of a $6.5 million portfolio of its longer-term, lower coupon one-to-four family mortgage loans.

      Income Taxes. The Bank recorded a tax benefit of $350,000 during the nine months ended March 31, 2006 compared to a tax expense of $15,000 during the nine months ended March 31, 2005. The effective tax rate was (40.8)% for the nine months ended March 31, 2006 compared to 9% for the nine months ended March 31, 2005. The tax benefit in 2006 resulted from the loss recorded during the period. The tax benefit/expense has been effected by the low income housing credits of $45,000 for the nine months ended March 31, 2006 and 2005.

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

      Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $4.3 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $505,000 at March 31, 2006. Total securities classified as available-for-sale were $10.6 million at March 31, 2006. Of this amount, $5.3 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at March 31, 2006, we had the ability to borrow a total of approximately $68.6 million from the Federal Home Loan Bank of Topeka. On March 31, 2006, we had $31.4 million of borrowings outstanding. Early prepayment of these borrowings would incur approximately $341,000 in prepayment penalties. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

      At March 31, 2006, we had $13.2 million in loan commitments outstanding, which consisted of $2.4 million of mortgage loan commitments, $5.6 million in unused home equity lines of credit, $156,000 in personal lines of credit, and $5.0 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $41.8 million, or 47.0%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

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

      For the nine months ended March 31, 2006 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

      Since March 31, 2005, we have opened the following new offices: an additional loan production and retail investment office in Grand Island that we intend to convert to a full-service branch in calendar year 2006; a full-service branch in North Platte; and a loan production office in Omaha that we intend to convert to a full-service branch at a new location in May 2006. Based on current estimates, we expect the total cost of the land and construction for the new Grand Island and North Platte locations to be $3.3 million, of which $1.2 million had been incurred at March 31, 2006. We will lease our initial location in Omaha and expect annual lease expenses to be approximately $132,000. We are currently in the process of renovating our main office facility in Grand Island in the first half of 2006 for an estimated cost of $600,000 of which $102,000 had been incurred at March 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The Company did not repurchase any of its common stock during the quarter March 31, 2006 and at March 31, 2006, the Company had no publicly announced repurchase plans or programs.

Item 3. Defaults upon Senior Securities

      Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Other Information

      None.

Item 6. Exhibits

      3.1   Charter of Equitable Financial Corp. (1)

      3.2   Bylaws of Equitable Financial Corp. (1)

      4.0   Stock Certificate of Equitable Financial Corp. (2)

      10.1 Employment Agreement among Equitable Bank, Equitable Financial Corp. and Richard L. Harbaugh

      10.2 Employment Agreement among Equitable Bank, Equitable Financial Corp. and Kim E. Marco

      10.3 Employment Agreement among Equitable Bank, Equitable Financial Corp. and Terry M. Pfeifer

      10.4  Form of Equitable Bank Employee Severance Compensation Plan (2)

      10.5  Form of Equitable Bank Supplemental Executive Retirement Plan (2)

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32.0  Section 1350 Certification

      -----------------------
      (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on February 14, 2006.

      (2) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUITABLE FINANCIAL CORP.


Dated: May 12, 2006                    By: /s/ Richard L. Harbaugh
                                           ------------------------------
                                           Richard L. Harbaugh
                                           President and Chief Executive Officer
                                           (principal executive officer)


Dated: May 12, 2006                    By: /s/ Kim E. Marco
                                           ------------------------------
                                           Kim E. Marco
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)