Form 10KSB
period 2006-06-30
EQUITABLE FINANCIAL CORP
filed 2006-09-27
CIK 1329998

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-51514

EQUITABLE FINANCIAL CORP.

(Name of small business issuer in its charter)

United States	14-1941649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 North Locust Street	68801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (308) 382-3136

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $11,503,327.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 1, 2006 was $11.6 million, based upon the closing price of $9.25 as quoted on the OTC Electronic Bulletin Board for September 1, 2006. Solely for purposes of this calculation, the shares held by Equitable Financial MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 1, 2006, the issuer had 3,297,509 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Equitable Financial Corp. (the “Company” or “Equitable Financial”), Equitable Financial MHC and Equitable Bank (the “Bank” or “Equitable Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Equitable Financial and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Equitable Financial was organized as a federal corporation at the direction of Equitable Bank in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 1,421,226 shares of its common stock to the public, contributed 62,653 shares of its common stock plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 1,813,630 shares of its common stock to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Federal Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

The Company is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas, including North Platte and Omaha. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate a variety of consumer and commercial loans.

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Market Area

We are headquartered in Grand Island, Nebraska in Hall County. We operate two full-service facilities (including our main office), a drive-through facility, and a loan processing office in Grand Island, Nebraska. We also operate two retail brokerage facilities in Grand Island, under the company names of Equitable Retirement Planning and Equitable Wealth Management. As part of our expansion into other select markets in Nebraska begun in 2005, we operate one full-service location in North Platte, which includes Equitable Wealth Management, and one full-service location in Omaha. All of these cities are connected by Interstate 80, which runs across central Nebraska. The region in which our current offices are located, and planned future offices will be located, was once dominated by agriculture, but now consists of a diverse blend of industries, urban centers and significant corporate investment.

Historically, we have considered Grand Island and the surrounding communities in Hall County as our primary market area. With the fourth largest population in Nebraska, Grand Island is a regional population and employment center for central Nebraska. Grand Island has a diverse employment base and serves as a center for agriculture, manufacturing, healthcare, tourism, retail and other related industries. The surrounding communities in Hall County are primarily rural and have an agriculture-based economy.

Omaha, which is Nebraska’s largest city, is a leader in the central United States in the insurance, telecommunications and transportation industries. North Platte, located in central-western Nebraska, has an economy primarily based on agriculture and the transportation industry and is a vibrant, growing community.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the FDIC, we held approximately 9.2% of the deposits in Hall County, which was the 4th largest market share out of the 14 financial institutions with offices in Hall County. In addition, banks owned by large bank holding companies such as Wells Fargo & Company and U.S. Bancorp also operate in our market areas.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, construction loans, commercial loans and consumer loans. We originate loans primarily for investment purposes.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate, adjustable-rate and balloon mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate one- to four-family residential real estate loans with terms between five and 30 years. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to two percentage points above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally five percentage points over the initial interest rate of the loan.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated, although we occasionally make loans with loan-to-value ratios of up to 103% under Federal Housing Administration programs. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

In an effort to provide financing for low- and moderate-income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

Multi-Family and Nonresidential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by multi-family and nonresidential real estate. Our multi-family and nonresidential real estate loans are generally secured by retail buildings, small office buildings, owner-occupied properties and land used for agricultural purposes. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in the State of Nebraska.

We originate a variety of fixed- and adjustable-rate and balloon multi-family and nonresidential real estate loans for terms up to 20 years. Interest rates on our adjustable-rate loans adjust based on the prime rate as published in The Wall Street Journal. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

At June 30, 2006, loan participations totaled $7.1 million. The properties securing these loans are located primarily in the State of Nebraska.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, motels, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction and 75% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans. We extend commercial business loans on a secured basis that generally are collateralized by industrial/commercial machinery and equipment, livestock, farm machinery, agriculture, accounts receivable and inventory. We originate both fixed- and adjustable-rate commercial loans with terms up to seven years. Fixed-rate loans are primarily originated with terms up to one year. Interest rates on adjustable-rate commercial loans are based on the prime rate as published in The Wall Street Journal and adjust as the prime rate changes. We also originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, loans secured by savings accounts or certificates of deposit, automobile and recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans with a maximum combined loan-to-value ratio of 100% and home equity lines of credit with a maximum combined loan-to-value ratio of 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from one to 15 years.

We offer automobile and recreational vehicle loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to five years for new vehicles and four years for used vehicles.

We offer secured consumer loans with fixed interest rates and terms up to 15 years. We also offer unsecured consumer loans in amounts up to $5,000. These loans have fixed interest rates and terms up to two years.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Nonresidential Real Estate Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. We also conduct an annual internal loan review for all loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise in newspapers that are widely circulated in Hall County. Accordingly, when our rates are competitive, we attract loans from throughout Hall County. We occasionally purchase loans and participation interests in loans, although we have not purchased any whole loans since 1995.

We generally sell fixed-rate loans in the secondary market and retain for our portfolio adjustable-rate loans. We also sell all of our Department of Housing and Urban Development loans insured by the Federal Housing Administration and all of our Veterans Administration insured loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold with servicing released. Our loan sales have primarily been on a loan-by-loan basis to other financial institutions.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. A loan committee consisting of officers of Equitable Bank approves all loans, subject to the ratification by the Executive Committee of the board of directors or the entire board of directors. The Executive Committee or the entire board of directors must approve all loans over 15% of Equitable Bank’s regulatory capital.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2006, our general regulatory limit on loans to one borrower was $3.0 million. The Office of Thrift Supervision (the “OTS”) has approved, until September 2007, an increase in our lending limit to one borrower to 25% of our stated capital and surplus for one- to four-family residential real estate loans, small business loans and small farm loans. At June 30, 2006, our legal lending limit under this pilot program was $5.0 million. On June 30, 2006, our largest lending relationship was a $3.0 million commercial loan. This loan was performing in accordance with its original terms at June 30, 2006.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Topeka and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Topeka stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2006.

At June 30, 2006, our investment portfolio had an estimated fair value of $10.3 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for the implementation of the investment policy and monitoring our investment performance. Individual investment transactions, portfolio composition and performance are reviewed and ratified by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Nebraska. Deposits are attracted by advertising and through our website from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Since June 30, 2005, we have utilized brokered deposits as a source of funding. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We utilize advances from the Federal Home Loan Bank of Topeka to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of June 30, 2006, we had 69 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Equitable Financial’s only direct subsidiary is Equitable Bank. Equitable Bank has no subsidiaries.

Risk Factors

We may not be able to successfully implement our plans for growth.

We have operated out of two full-service offices in Grand Island, Nebraska since 1974. Beginning last year, our management began to implement a growth strategy that expands our presence in other select markets in Nebraska. Since March 31, 2005, we have opened the following new offices: an additional loan production and retail investment office in Grand Island that we intend to convert to a full-service branch in October 2006; a full-service branch in North Platte; and a full service branch in Omaha. Based on current estimates, we expect the total cost of the land and construction for the new Grand Island and North Platte locations to be $2.3 million, of which $1.8 million had been incurred at June 30, 2006. We will lease our initial location in Omaha and expect annual lease expenses to be approximately $113,000.

We cannot assure you that our branch expansion strategy and our branch upgrading will be accretive to our earnings, or that our strategy will be accretive to earnings within a reasonable period of time. Numerous factors will affect our branch expansion strategy, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

We are expanding our branch network into geographic markets in which we have no previous experience.

Since our formation in 1882, we have operated solely out of our offices located in Grand Island, Nebraska and have focused our lending in Grand Island and the surrounding area. A key component of our strategy to grow and improve profitability is to expand into additional markets in Nebraska that are also experiencing economic expansion. As a result, in May 2005, we opened a loan production office in North Platte, the largest city in western Nebraska, located approximately 150 miles west of Grand Island (this office was converted to a full-service branch at a new North Platte location in August 2005). In June 2005, we opened a loan production office in Omaha (this office was converted to a full-service branch at a new Omaha location in June 2006). Omaha is the leading urban market in Nebraska, located approximately 150 miles east of Grand Island. We may pursue further expansion in these and other markets in future years. North Platte and Omaha are geographic markets in which we have no previous operating experience. In each of these markets, we have hired or identified potential employees with significant banking experience in the local market. Our ability to operate successfully in those markets will be dependent, in part, on our ability to identify and retain personnel familiar with the new markets. We can provide no assurance that we will be successful in attracting deposits or originating loans in these new geographic markets.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At June 30, 2006, $58.9 million, or 38.3%, of our loan portfolio consisted of multi-family and nonresidential real estate loans, construction loans and commercial business loans. Although the size of this segment of our loan portfolio has been stable in recent years, we intend to increase our emphasis on these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt our earnings.

Although we are currently expanding our branch network into new geographic markets within Nebraska, nearly all of our current loans are secured by real estate or made to businesses in Hall County, Nebraska. The Hall County economy is significantly affected by agriculture and agriculture-related industries and offers limited opportunity for significant growth in loan originations or deposits. In addition, based on 2000 United States Census data, the median per capita income in Hall County is less than the median per capita income in the United States as a whole. As a result, a downturn in the local economy, particularly local agriculture, could cause significant increases in nonperforming loans, which would hurt our earnings. Decreases in real estate values could adversely affect the value of property used as collateral for our loans which would expose us to a greater risk of loss. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Richard L. Harbaugh. The loss of Mr. Harbaugh could have an adverse effect on us because, as a small community bank, Mr. Harbaugh has more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Harbaugh. We have entered into a three-year employment contract with Mr. Harbaugh. We have key man life insurance on Mr. Harbaugh in the amount of $200,000.

Rising interest rates may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. In particular, recently several financial institutions have opened new offices or branches in Hall County. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2005, the most recent date for which information is available, we held 9.2% of the deposits in Hall County, Nebraska. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our primary federal regulator, and by the FDIC, as insurer of our deposits. Equitable Financial MHC, Equitable Financial and Equitable Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Equitable Bank rather than for holders of Equitable Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from new stock-based benefit plans will adversely affect our profitability.

Our non-interest expenses are likely to increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

As a public reporting company, the federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to improve our internal controls and procedures and upgrade our accounting systems.

Our low return on equity may negatively impact the value of our common stock.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2006, our return on average equity was (4.62)%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt a stock-based incentive plan. If shareholders approve the new stock-based incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the stock-based incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than Equitable Financial MHC could be diluted by up to approximately 4.17%. If the shares issued upon the exercise of stock options under the stock-based incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than Equitable Financial MHC could be diluted by up to approximately 9.81%.

Equitable Financial MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of shareholders, and will prevent shareholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Equitable Financial MHC owns a majority of Equitable Financial’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage Equitable Financial and Equitable Bank also manage Equitable Financial MHC. As a federally chartered mutual holding company, the board of directors of Equitable Financial MHC must ensure that the interests of depositors of Equitable Bank are represented and considered in matters put to a vote of shareholders of Equitable Financial. Therefore, the votes cast by Equitable Financial MHC may not be in your personal best interests as a shareholder. For example, Equitable Financial MHC may exercise its voting control to defeat a shareholder nominee for election to the board of directors of Equitable Financial. In addition, shareholders will not be able to force a merger or second-step conversion transaction without the consent of Equitable Financial MHC. Some shareholders may desire a sale or merger transaction, because shareholders typically receive a premium for their shares, or a second-step conversion transaction, because fully converted institutions tend to trade at higher multiples than mutual holding companies.

The OTS policy on remutualization transactions could prohibit the acquisition of Equitable Financial, which may adversely affect our stock price.

Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority shareholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’ concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, OTS regulations prohibit, for three years following completion of the offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the OTS.

OTS regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

OTS regulations provide that for a period of three years following the date of the completion of the reorganization, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the OTS. In addition, Equitable Financial’s charter provides that, for a period of five years from the date of the reorganization, no person, other than Equitable Financial MHC, may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Equitable Financial. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These factors make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Our contribution to Equitable Bank Charitable Foundation will not be fully tax deductible, which will hurt our profits.

We believe that our contribution to Equitable Bank Charitable Foundation, valued at $726,000, pre-tax will more likely than not, not be fully deductible for federal income tax purposes. We have established a deferred tax valuation allowance that, at June 30, 2006, totaled $225,000 to reduce our deferred tax asset to an amount that we estimate can be fully utilized. Additionally, we do not have any assurance that the Internal Revenue Service will grant tax-exempt status to the foundation.

Regulation and Supervision

General

Equitable Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposits insurer. Equitable Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. Equitable Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate Equitable Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Equitable Financial, Equitable Financial MHC and Equitable Bank and their operations. Equitable Financial and Equitable Financial MHC, as savings and loan holding companies, will be required to file certain reports with, will be subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Equitable Financial will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to Equitable Bank, Equitable Financial and Equitable Financial MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Equitable Bank, Equitable Financial and Equitable Financial MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings banks, such as Equitable Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to applicable notice or application requirements of the OTS.

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, Equitable Bank met each of these capital requirements. See note 9 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Equitable Bank, it is a subsidiary of a holding company. If Equitable Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of June 30, 2006, Equitable Bank met the qualified thrift lender test.

Transactions with Related Parties. Equitable Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Equitable Financial, Equitable Financial MHC and their non-savings institution subsidiaries will be affiliates of Equitable Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Equitable Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Equitable Bank may make to insiders based, in part, on Equitable Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Insurance of Deposit Accounts. Equitable Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for insured institutions at a level necessary to maintain the designated reserve ratio at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the fund.

Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups—well capitalized, adequately capitalized or undercapitalized—using the same percentage criteria as in the prompt corrective action regulations. See “—Prompt Corrective Regulatory Action.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

The deposit insurance assessment rates set by the FDIC currently range from zero for “well capitalized” institutions with the highest supervisory ratings to 0.27% of insured deposits for institutions in the highest risk-based premium category. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits. The Act also provides insured institutions that existed on December 31, 1996 with a $4.7 billion one time assessment credit to be allocated by the FDIC.

The Act provided that the consolidation of the Bank and Savings Association Insurance Funds occur no later than the first day of the calendar quarter that begins 90 days after the date of the Act’s enactment, i.e., July 1, 2006. Pursuant to the Act, the FDIC consolidated the two funds on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Equitable Bank.

Federal Home Loan Bank System. Equitable Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Equitable Bank, as a member of the Federal Home Loan Bank of Topeka, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Equitable Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2006 of $2.3 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OTS to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Equitable Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act and the related regulations of the OTS require financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by Equitable Bank are subject to state usury laws and federal laws concerning interest rates. Equitable Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Equitable Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. Equitable Financial and Equitable Financial MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Equitable Financial and Equitable Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Equitable Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as Equitable Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the OTS for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the FDIC.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. This limitation would not prohibit an interstate merger of the subsidiary savings association.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Equitable Financial is the stock holding company subsidiary of Equitable Financial MHC. Equitable Financial is permitted to engage in activities that are permitted for Equitable Financial MHC, subject to the same restrictions and conditions.

Waivers of Dividends by Equitable Financial MHC. OTS regulations require Equitable Financial MHC to notify the OTS if it proposes to waive receipt of dividends from Equitable Financial. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Equitable Financial MHC will waive dividends that Equitable Financial may pay, if any.

Conversion of Equitable Financial MHC to Stock Form. OTS regulations permit Equitable Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Equitable Financial, Equitable Financial MHC’s corporate existence would end, and certain depositors of Equitable Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Equitable Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Equitable Financial MHC own the same percentage of common stock in the new holding company as they owned in Equitable Financial immediately before conversion. The total number of shares held by stockholders other than Equitable Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Equitable Financial’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Equitable Financial will be subject to further reporting and audit requirements beginning with the year ending June 30, 2007 under the requirements of the Sarbanes-Oxley Act. Equitable Financial will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2002. For its 2006 year, Equitable Financial’s maximum federal income tax rate was 34%.

Equitable Financial and Equitable Bank have entered into a tax allocation agreement. Because Equitable Financial owns 100% of the issued and outstanding capital stock of Equitable Bank, Equitable Financial and Equitable Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Equitable Financial is the common parent corporation. As a result of this affiliation, Equitable Bank will be included in the filing of a consolidated federal income tax return with Equitable Financial and the parties have agreed to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided to each in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.1 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Equitable Bank makes a “non-dividend distribution” to Equitable Financial as described below.

Distributions. If Equitable Bank makes “non-dividend distributions” to Equitable Financial, the distributions will be considered to have been made from Equitable Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Equitable Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Equitable Bank’s taxable income. Non-dividend distributions include distributions in excess of Equitable Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of Equitable Bank’s current or accumulated earnings and profits will not be so included in Equitable Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Equitable Bank makes a non-dividend distribution to Equitable Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Equitable Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Nebraska Taxation. Under Nebraska law, Equitable Bank pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the OTS after ordinary and necessary expenses but before income taxes. In addition, Equitable Financial and Equitable Financial MHC are not required to file a Nebraska income tax return because we are doing business in Nebraska. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $50,000 of taxable income and 7.81% of taxable income in excess of $50,000. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The net book value of our land, buildings, furniture, fixtures and equipment was $6.1 million as of June 30, 2006. The following table sets forth certain information relating to these facilities as of June 30, 2006.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration
Main Office:
113 North Locust Street (1) Grand Island, Nebraska 68801	1959	Owned	N/A

Full-Service Branches:
619 Diers Avenue Grand Island, Nebraska 68803	2000	Owned	N/A

920 South Jeffers North Platte, Nebraska 69101	2005	Owned	N/A

Two Old Mill, Suite 110 10855 West Dodge Road Omaha, Nebraska 68154-2666	2006	Leased	06/30/2012

Other Offices:
3012 South Locust Street (2) Grand Island, Nebraska 68801	2005	Owned	N/A

119 West 2nd Street (3) Grand Island, Nebraska 68801	2001	Owned	N/A

Other Properties:
Second & Pine Street (Drive-Up) Grand Island, Nebraska 68801	1965	Owned	N/A

(1)	This property consists of the original main office acquired in 1959 and adjacent condominium units acquired in 1984. Equitable Bank occupies the first floor and leases out the second floor of the condominium units.
(2)	At June 30, 2006, this property was used as a loan production and retail investment office and was designated to become a future full-service branch site.
(3)	At June 30, 2006, this property was used as an office for Equitable Retirement and Planning and a retail investment office. Subsequently, Equitable Retirement and Planning was relocated to 113 North Locust Street.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Equitable Financial is traded on the OTC Electronic Bulletin Board under the symbol “EQFC.” As of September 1, 2006, the Company had approximately 172 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock since the Company’s formation in November 2005. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	For the Year Ended June 30, 2006
	4th Quarter	3rd Quarter	2nd Quarter
High	$9.40	$9.50	$10.25
Low	9.00	8.50	9.00

Equitable Financial is not subject to OTS regulatory restrictions on the payment of dividends. However, Equitable Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Equitable Bank because Equitable Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Equitable Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See “Regulation and Supervision—Regulation of Federal Savings Associations—Limitations on Capital Distribution.”

As of June 30, 2006, Equitable Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

We did not repurchase any of our common stock during the quarter ended June 30, 2006 and at June 30, 2006 we had no publicly announced repurchase plans or programs.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis reflects the financial statements of the Company and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of the Company. The information in this section has been derived from the Company’s audited financial statements, which appear beginning on page F-1.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank borrowings. Other significant sources of pre-tax income are service charges on deposit accounts, brokerage fee income and other loan fees (including loan brokerage fees and late charges). In addition, we recognize income or losses from the sale of investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and public relations expenses and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of the following: salaries and wages paid to our employees; payroll taxes; expenses for health insurance; and other employee benefits. We anticipate additional annual employee compensation expenses in fiscal 2007 and beyond stemming from the adoption of an equity incentive plan. We cannot determine the actual amount of the share-based compensation at this time because applicable accounting practices require that it be based on the fair value of the awards under the plan at the time they are granted.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from two to 40 years.

Advertising and public relations expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Regulatory fees and deposit insurance premiums are primarily payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, insurance and surety bond premiums and other fees and expenses.

Our non-interest expenses have increased as a result of operating as a public company. These additional expenses are primarily legal and accounting fees and expenses related to stockholder communications.

We also expect that non-interest expenses will increase as a result of our strategy to expand our branch network. These additional expenses will be primarily salaries and employee benefits and occupancy and equipment expenses. Our advertising and public relations expense may also increase as a result of our expanding branch network. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, but we cannot assure you that our branch expansion will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and deferred income taxes to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 3 of the notes to the consolidated financial statements included in this annual report on Form 10-KSB.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. For additional discussion, see note 10 of the notes to the consolidated financial statements included in this annual report on Form 10-KSB.

Selected Financial Data

The following tables set forth selected financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	2006	2005
	(In thousands, except per share data)
Financial Condition Data:
Total Assets	$178,761	$145,372
Loans, net (1)	153,408	121,656
Securities held to maturity	915	1,238
Securities available for sale	9,430	12,785
Deposits	121,922	96,788
Federal Home Loan Bank borrowings	30,604	32,952
Equity	25,034	14,363
Book value per common share	7.59	N/A

Operation Data:
Total interest income	$8,957	$7,697
Total interest expense	5,073	3,805
Net interest income	3,884	3,892
Provision for loan losses	120	118
Other non interest income	2,097	972
Other non interest expense	7,168	4,394
Income tax (benefit) expense	(338)	68
Net income (loss)	(969)	283
Basic and diluted earnings (loss) per share (2)	(0.27)	N/A

Performance Ratios:
Return on average assets	(0.56)%	0.20%
Return on average equity	(4.62)%	1.98%
Average equity to average assets	12.21%	9.86%
Equity to total assets at end of period	14.00%	9.88%
Net interest rate spread (3)	2.13%	2.44%
Net interest margin (4)	2.46%	2.76%
Average interest-earning assets to average interest-bearing liabilities	110.00%	111.81%
Other non-interest expense to average assets	4.18%	3.03%
Efficiency ratio (5)	120.55%	96.90%

Regulatory Capital Ratios: (6)
Tangible capital	10.41%	9.61%
Tier 1 core capital	14.25%	14.96%
Total risk-based capital	14.98%	16.04%

Asset Quality Ratios:
Net chargeoffs (recoveries) to average gross loans outstanding	(0.01)%	0.06%
Allowance for loan losses to gross loans outstanding	0.60%	0.64%
Non-performing loans to gross loans	0.36%	0.16%
Non-performing assets to total assets (7)	0.31%	0.13%

N/A	Not applicable.
(1)	Net of loans in process, deferred loan cost, and allowance for loan losses.
(2)	Earnings per share for the year ended June 30, 2005 is not applicable since the initial public offering was completed on November 8, 2005. Net income for the period July 1, 2005 through November 7, 2005 is not included in the calculation of basic and diluted earnings per share for the year ended June 30, 2006.

(3)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(5)	The efficiency ratio represents other expense as a percent of the sum of net interest income before the provision for loan losses and other non-interest income, excluding gains or losses on the sale of an equity interest in our data processor.
(6)	Ratios are for Equitable Bank.
(7)	Nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans 90 days or more past due and all loans no longer accruing interest.

Balance Sheet Analysis

Our total assets increased by $33.4 million, or 23.0%, to $178.8 million at June 30, 2006 from $145.4 million at June 30, 2005. The increase in total assets was primarily the result of an increase in net loans of $31.8 million, or 26.1%, partially offset by a decrease in securities available-for-sale and securities held to maturity of $3.7 million, or 26.2%. Premises and equipment increased by $2.2 million due to the expansion of our banking operations into North Platte and Omaha. The funding for the increases in loans and premises and equipment came from funds generated as a result of the initial public stock offering, the sales, maturities and repayments of investment securities, and increased deposits.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated. Loans, net, increased in 2006 primarily as a result of increases in non-residential real estate and commercial business loan originations from our new North Platte and Omaha operations.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family	$80,031	52.0%	$78,341	64.1%	$77,715	65.2%
Multi-family	7,480	4.9	8,391	6.9	8,379	7.0
Nonresidential	30,169	19.6	16,753	13.7	17,993	15.1

Total real estate mortgage loans	117,680	76.5	103,485	84.7	104,087	87.3
Construction	3,790	2.5	1,855	1.5	886	0.7
Commercial	17,480	11.3	3,970	3.2	1,874	1.6
Consumer:
Home equity	12,287	8.0	11,045	9.0	10,785	9.1
Other consumer	2,726	1.7	1,903	1.6	1,507	1.3

Total consumer loans	15,013	9.7	12,948	10.6	12,292	10.4

Total loans	153,963	100.0%	122,258	100.0%	119,139	100.0%

Deferred loan origination costs, net	371		184		134
Allowance for loan losses	(926)		(786)		(746)

Loans, net	$153,408		$121,656		$118,527

The following table sets forth certain information at June 30, 2006 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage	Construction	Commercial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$4,136	$3,464	$10,477	$3,931	$22,008
More than one to five years	10,902	326	2,241	7,887	21,356
More than five years	102,642	—	4,762	3,195	110,599

Total	$117,680	$3,790	$17,480	$15,013	$153,963

The following table sets forth the dollar amount of all loans at June 30, 2006 that are due after June 30, 2007 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Due After June 30, 2007
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate—mortgage	$89,597	$23,947	$113,544
Construction	326	—	326
Commercial	2,175	4,828	7,003
Consumer loans	8,851	2,231	11,082

Total	$100,949	$31,006	$131,955

The following table shows loan origination, participation and purchase activity during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Total loans at beginning of period	$122,258	$119,139	$117,130
Loans originated:
Real estate—mortgage	44,448	25,523	35,755
Construction	6,142	1,941	1,831
Commercial	33,470	15,886	4,611
Consumer	14,287	10,806	9,557

Total loans originated	98,347	54,156	51,754
Deduct:
Real estate loan principal repayments	30,253	26,627	35,358
Transfer to foreclosed assets	—	20	54
Other loan principal repayments	36,389	24,390	14,333

Net loan activity	31,705	3,119	2,009

Total loans at end of period	$153,963	$122,258	$119,139

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. All of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae or Freddie Mac. During the year ended June 30, 2006, our securities portfolio declined 26.2% to $10.4 million as we used funds from maturing securities and the sale of securities to fund new loans.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
State and political subdivisions	$993	$966	$992	$999	$—	$—
U.S. Government-sponsored entity securities	6,596	6,462	8,213	8,185	11,793	11,793
Mortgage-backed securities	1,762	1,706	2,282	2,298	2,916	2,978
Collateralized mortgage obligations	306	296	566	562	964	904
Equity securities	—	—	15	741	14	719

Total securities available-for-sale	9,657	9,430	12,068	12,785	15,687	16,394

Securities held-to-maturity:
Mortgage-backed securities	915	888	1,238	1,248	1,837	1,853

Total securities held-to-maturity	915	888	1,238	1,248	1,837	1,853

Total	$10,572	$10,318	$13,306	$14,033	$17,524	$18,247

At June 30, 2006, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at June 30, 2006.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2006. The carrying value represents market value for the securities available-for-sale and historical cost for securities held-to-maturity. Weighted average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
State and political subdivisions	$—	—%	$301	2.74%	$665	3.47%	$—	—%	$966	3.25%
U.S. government sponsored entity securities	1,603	4.20	4,859	3.52	—	—	—	—	6,462	3.69
Mortgage-backed securities	—	—	—	—	62	9.23	1,644	4.95	1,706	5.11
Collateralized mortgage obligations	—	—	—	—	—	—	296	5.19	296	5.19

Total securities available-for- sale	1,603	4.20	5,160	3.47	727	3.96	1,940	4.99	9,430	3.95

Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	—	—	915	5.17	915	5.17
Total securities held-to- maturity	—	—	—	—	—	—	915	5.17	915	5.17

Total securities	$1,603	4.20%	$5,160	3.47%	$727	3.96%	$2,855	5.05%	$10,345	4.06%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas.

Total deposits increased $25.1 million, or 26.0%, to $121.9 million at June 30, 2006 from $96.8 million at June 30, 2005. The increase in deposits resulted primarily from our new offices and is consistent with our strategy of growing our core funding, as demand and NOW deposits increased by $4.7 million, and money market accounts increased by $1.3 million. In addition, certificates of deposit increased by $19.1 million, of which $17.4 million were brokered deposits, and savings accounts remained consistent over the period. Federal Home Loan Bank borrowings decreased $2.3 million, or 7.1%, to $30.6 million at June 30, 2006 from $33.0 million at June 30, 2005.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest-bearing accounts	$5,748	4.7%	$3,685	3.8%	$3,051	3.1%
Interest-bearing NOW	11,542	9.5	8,902	9.2	6,724	6.9
Money market	5,878	4.8	4,531	4.7	6,968	7.1
Savings accounts	4,445	3.6	4,445	4.6	4,427	4.5
Certificates of deposit	94,309	77.4	75,225	77.7	76,796	78.4

Total	$121,922	100.0%	$96,788	100.0%	$97,966	100.0%

The following table indicates the amount of certificates of deposit in excess of $100,000 by time remaining until maturity as of June 30, 2006.

Maturity Period	Amount
(In thousands)
3 Months or less	$10,115
Over 3 Through 6 Months	5,287
Over 6 Through 12 Months	13,322
Over 12 Months	7,748

Total	$36,472

The following table sets forth the amount and maturities of certificates of deposit classified by rates at June 30, 2006.

	1 Year or less	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	Total
	(In thousands)
0.00% to 0.99%	$8	$—	$—	$—	$—	$8
1.00% to 1.99%	398	—	—	—	—	398
2.00% to 2.99%	6,035	862	—	1	—	6,898
3.00% to 3.99%	17,617	3,135	4,468	318	—	25,538
4.00% to 4.99%	35,683	3,319	2,332	4,746	1,017	47,097
5.00% to 5.99%	9,336	2,774	111	1,527	622	14,370

Total	$69,077	$10,090	$6,911	$6,592	$1,639	$94,309

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB Advances	$38,804	$31,726	$34,013
FHLB Line of Credit	8,900	6,100	3,900
Average amounts outstanding during the period:
FHLB Advances	$30,459	$29,305	$30,811
FHLB Line of Credit	3,217	2,123	1,238
Weighted average interest rate during the period:
FHLB Advances	5.07%	5.04%	4.94%
FHLB Line of Credit	3.93	1.58	1.24
Balance outstanding at end of period:
FHLB Advances	$30,604	$26,852	$31,734
FHLB Line of Credit	—	6,100	600
Weighted average interest rate at end of period:
FHLB Advances	5.29%	5.38%	5.22%
FHLB Line of Credit	5.47	3.59	1.53

Federal Home Loan Bank borrowings decreased $2.3 million, or 7.1%, in the year ended June 30, 2006. The advances outstanding as of June 30, 2006 mature in 2006 through 2015. Federal Home Loan Bank advances increased $618,000, or 1.9%, in 2005.

Shareholders’ Equity. Equity increased $10.7 million to $25.0 million at June 30, 2006, from $14.4 million at June 30, 2005. This increase in equity reflected the addition of $13.0 million of additional capital, net of offering costs, from the sale of stock in the initial public offering of Equitable Financial Corp., net of unallocated employee stock ownership plan shares of $1.2 million, offset by a net loss for the year ended June 30, 2006 of $969,000 and a decrease in the fair value of securities available-for-sale, net of sales of $623,000 for the same period.

Comparison of Results of Operations for the Years Ended June 30, 2006 and June 30, 2005

General. Net loss for the year ended June 30, 2006 was $969,000 compared to net income of $283,000 for the year ended June 30, 2005. Net interest income was essentially unchanged from the prior year while non-interest income was up $1.1 million on the sale of Freddie Mac common stock and an increase in brokerage fee income. Offsetting higher income was an increase in expenses relating to our expansion efforts and a contribution of $726,000 in cash and stock to the newly formed Equitable Bank Charitable Foundation.

Interest Income. Interest income increased $1.2 million to $9.0 million for the year ended June 30, 2006, from $7.7 million for the year ended June 30, 2005. The yield on average interest-earning assets increased 20 basis points as the average interest-earning assets increased $17.2 million, or 12.2%, to $158.1 million for the year ended June 30, 2006 from $140.9 million for the year ended June 30, 2005.

Interest income from loans increased $1.3 million, or 18.1%, to $8.3 million for the year ended June 30, 2006, from $7.0 million for the year ended June 30, 2005. The increase was due to an increase in the average balance of loans during 2006 to $143.2 million from $121.3 million in 2005 with no change in the average yield. Interest income from securities decreased $69,000, or 10.4%, to $598,000 for the year ended June 30, 2006, from $687,000 for the year ended June 30, 2005. The decrease was the result of an increase in the average yield to 4.53% from 3.51% in 2005 offset by a decrease in the average balance of securities to $14.9 million from $19.6 million in 2005.

Interest Expense. Total interest expense increased $1.3 million, or 33.0%, to $5.1 million for 2006 from $3.8 million for 2005. The increase in interest expense resulted from an increase in the average cost of interest bearing liabilities to 3.53% in 2006 from 3.02% in 2005, reflecting higher market interest rates during 2006, and a $17.7 million increase in the average balance of interest bearing liabilities. The average balance of interest-bearing demand deposits increased $2.4 million, or 30.8%, to $10.1 million in 2006, with the average cost increasing to 1.12% from 0.51% in 2005. The average balance of money market and savings accounts increased $4.0 million, or 39.0%, and the average cost increased to 0.73% for the year ended June 30, 2006 compared to 0.62% for the year ended June 30, 2005. The average balance of certificates of deposit increased $9.1 million, or 11.9%, to $85.7 million for the year ended June 30, 2006 from $76.6 million for the year ended June 30, 2005. Interest expense related to Federal Home Loan Bank borrowings increased $171,000 due to an increase in the average balance of borrowings during 2006 of $2.2 million, or 7.2%, with the average cost of borrowings increasing 18 basis points during 2006.

Net Interest Income. Net interest income decreased $8,000, or 0.20%, to $3.9 million for 2006. Our ratio of average interest earning assets to average interest-bearing liabilities decreased to 110.0% for the year ended June 30, 2006, from 111.81% for the year ended June 30, 2005. Our net interest margin decreased to 2.46% for 2006 from 2.76% for 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, economic conditions and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $120,000 for the year ended June 30, 2006, as compared to a provision of $118,000 for the year ended June 30, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $926,000, or 0.60%, of gross loans outstanding at June 30, 2006, as compared to $786,000, or 0.64%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectibility of the loan portfolio. Nonperforming loans were $490,000 and $190,000 at June 30, 2006 and 2005, respectively. We have allocated the allowance among categories of loan types, as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status were consistently applied.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.

Non-Interest Income. Non-interest income increased $1.1 million, or 115.7%, to $2.1 million for the year ended June 30, 2006, as compared to $972,000 for the year ended June 30, 2005. The primary reasons for the increase in non-interest income were a $695,000 gain on the sale of Freddie Mac common stock and an increase in brokerage fee income of $595,000 due to the opening of two additional wealth management divisions in North Platte and Grand Island that sell non-deposit investment products.

Non-Interest Expense. Non-interest expense for the year ended June 30, 2006 increased $2.8 million, or 63.1%, to $7.2 million from $4.4 million for the year ended June 30, 2005. Salaries and employee benefits for the year ended June 30, 2006 increased $1.1 million, or 42.9%, to $3.5 million from $2.4 million for the year ended June 30, 2005 primarily due to the expansion of our banking operations and increased salaries and costs associated with employee benefits. Occupancy and equipment expense for the year ended June 30, 2006 increased $278,000, or 53.9%, to $796,000 from $518,000 for the year ended June 30, 2005 as a result of the increased costs associated with our banking operations such as real estate taxes and depreciation. Contributions and donations increased $709,000 from 2005 due to the Company’s contribution of cash and common stock to the Equitable Bank Charitable Foundation in connection with the initial public offering. In addition, during the year, we sold approximately $6.5 million of fixed-rate one- to four-family residential real estate loans at a loss of $143,000.

Income Tax Expense. We realized an income tax benefit of $338,000 in 2006 as compared to an income tax expense of $68,000 in 2005 due to a net loss in 2006 compared to net income in 2005. The income tax benefit of $338,000 was partially offset by an increase in the deferred tax valuation allowance of $179,000 related to the tax benefits associated with our charitable contributions.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$143,150	$8,279	5.78%	$121,344	$7,010	5.78%
Securities and other	14,973	678	4.53	19,591	687	3.51

Total interest-earning assets	158,123	8,957	5.66	140,935	7,697	5.46
Non-interest-earning assets	13,422			4,204

Total assets	$171,545			$145,139

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,055	$113	1.12	$7,687	$39	0.51
Money market and savings accounts	14,364	105	0.73	10,336	64	0.62
Certificates of deposit	85,684	3,173	3.70	76,598	2,192	2.86

Total interest-bearing deposits	110,103	3,391	3.08	94,621	2,295	2.43
FHLB borrowings	33,676	1,682	4.99	31,428	1,510	4.81

Total interest-bearing liabilities	143,779	5,073	3.53	126,049	3,805	3.02

Non-interest-bearing deposits	4,723			3,404
Other non-interest bearing liabilities	2,089			1,369

Total liabilities	150,591			130,822
Equity	20,954			14,317

Total liabilities and equity	$171,545			$145,139

Net interest income		$3,884			$3,892

Interest rate spread			2.13%			2.44%
Net interest margin			2.46%			2.76%
Average interest-earning assets to average interest-bearing liabilities			110.00%		111.81%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2006 Compared to 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$1,261	$8	$1,269
Securities and other	(183)	174	(9)

Total interest-earning assets	1,078	182	1,260
Interest expense:
Deposits	325	771	1,096
FHLB borrowings	111	61	172

Total interest-bearing liabilities	436	832	1,268

Net change in interest income	$642	$(650)	$(8)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we encounter are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family residential real estate loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a past due notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the board of directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Non-Performing and Classified Assets. We consider repossessed assets and loans that are more than 90 days past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage	$452	$169	$377
Construction	—	—	—
Commercial	—	—	—
Consumer	38	21	30

Total nonaccrual loans	490	190	407
Loans over 90 days, still on accrual	65	—	—
Foreclosed assets, net	—	4	36

Total nonperforming assets	$555	$194	$443

Total nonperforming loans to total loans	0.36%	0.16%	0.34%
Total nonperforming loans to total assets	0.31	0.13	0.28
Total nonperforming assets to total assets	0.31	0.13	0.30

Interest income that would have been recorded for the year ended June 30, 2006 had nonaccruing loans been current according to their original terms was not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2006.

At June 30, 2006, our ratio of allowance for loan losses to nonperforming loans decreased to 118.6% from 412.8% at June 30, 2005. Although nonperforming loans increased at June 30, 2006, the allowance for loan losses increased at a lesser rate, as we believe that our nonperforming loans are generally well secured with various types of collateral.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
Special mention assets	$116	$588	$590
Substandard assets	2,713	1,701	1,460
Doubtful assets	—	—	—
Loss assets	—	4	36

Total classified assets	$2,829	$2,293	$2,086

Other than disclosed in the above tables, there are no other loans at June 30, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	30 – 59 Days Past Due	60 – 89 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$141	$449	$86	$1,008	$—	$1,170
Construction loans	—	—	—	—	—	—
Commercial loans	2	—	—	—	—	—
Consumer loans	44	14	43	2	85	26

Total	$187	$463	$129	$1,010	$85	$1,196

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the incurred losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from ours.

At June 30, 2006, our allowance for loan losses represented 0.60% of total gross loans and 166.8% of nonperforming loans. The allowance for loan losses increased $140,000 to $926,000 at June 30, 2006 from $786,000 at June 30, 2005 as we recorded a provision for loan losses of $120,000 increased by net recoveries of $20,000. The provision for loan losses in 2006 reflected management’s estimate of the potential risk in the loan portfolio at June 30, 2006 and the increase in the size of the nonresidential real estate and commercial loan portfolios, which are riskier than one- to four-family real estate mortgage loans. At June 30, 2006, the specific allowance identified for impaired loans was $113,000. The general valuation allowance on the remainder of the loan portfolio was $814,000. At June 30, 2005, the specific allowance identified for impaired loans was $115,000. The general valuation allowance on the remainder of the loan portfolio was $671,000, which includes $48,000 allocated to other homogenous loans that were not considered impaired.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate— mortgage	$575	62.1%	76.5%	$553	70.4%	84.7%	$591	79.2%	87.3%
Construction	18	1.9	2.5	7	0.9	1.5	3	0.4	0.7
Commercial	188	20.3	11.3	131	16.6	3.2	87	11.7	1.6
Consumer	145	15.7	9.7	95	12.1	10.6	65	8.7	10.4

Total allowance for loan losses	$926	100.0%	100.0%	$786	100.0%	100.0%	$746	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$786	$746	$1,073
Provision (credit) for loan losses	120	118	(296)
Charge-offs:
Real estate—mortgage	(5)	—	(289)
Construction	—	—	—
Commercial	(34)	(28)	—
Consumer	(22)	(53)	(25)

Total charge-offs	(61)	(81)	(314)

Recoveries:
Real estate—mortgage	—	—	—
Construction	—	—	—
Commercial (1)	80	—	282
Consumer	1	3	1

Total recoveries	81	3	283

Net recoveries (charge-offs)	20	(78)	(31)

Allowance at end of period	$926	$786	$746

Allowance to nonperforming loans	166.84%	412.85%	183.47%
Allowance to total loans outstanding at the end of the period	0.60%	0.64%	0.63%
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.06%	0.03%

(1)	During the year ended June 30, 2004, included in the $282,000 of commercial loan recoveries is a recovery of $250,000 on a commercial loan that had been charged off during the year ended June 30, 2002. The $250,000 recovery represents the settlement of a lawsuit against the borrower.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an ALCO/Operations Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income. Interest income simulations are completed monthly and presented to the ALCO/Operations Committee and the board of directors. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the ALCO/Operations Committee and the board of directors on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Equitable Bank at June 30, 2006 through June 30, 2007.

Basis Point (“bp”) Change in Rates	Net Interest Income
	$ Amount	$ Change	% Change
300	$5,055	$(394)	(7.0)%
200	5,194	(255)	(5.0)
100	5,327	(122)	(2.0)
0	5,449	—	—
(100)	5,529	80	1.0
(200)	5,511	62	1.0
(300)	5,432	(17)	—

The basis point changes in rates in the above table is assumed to occur immediately and is projected forward for the following 12 months.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use two net portfolio value analyses, one prepared by the OTS and the other prepared by us, to review our level of interest rate risk. These analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at June 30, 2006, the date of the most recent available information, that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$11,431	$(9,235)	(45.0)%	6.84%	(466	)bp
200	14,680	(5,986)	(29.0)	8.57	(294)
100	17,885	(2,781)	(13.0)	10.19	(132)
0	20,666	—	—	11.51	—
(100)	22,817	2,151	10.0	12.45	95
(200)	24,020	3,354	16.0	12.91	140

The following table, which is based on the sensitivity analysis we perform, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value as % of Portfolio Value of Assets
	NPV Ratio	Change (bp)
300	8.31%	(282	)bp
200	9.32	(182)
100	10.20	(93)
0	11.13	—
(100)	11.95	81
(200)	12.51	137

Historically, the differences between our net portfolio value analysis and the analysis calculated by the OTS is due primarily to the more specific assumptions built into our model, including more specificity in our cash flow projection assumptions (such as maturity dates, amortization schedules and prepayment rates). We and the OTS use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Topeka. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $4.1 million. Securities classified as available-for-sale provide additional sources of liquidity and totaled $9.4 million at June 30, 2006. Of this amount, $7.1 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $69.9 million from the Federal Home Loan Bank of Topeka. On June 30, 2006, we had $30.6 million of borrowings outstanding. It is the Bank’s intention to hold these advances to maturity. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At June 30, 2006, we had $14.8 million in loan commitments outstanding, which consisted of $5.5 million of mortgage loan commitments and $9.3 million in unused home equity lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $69.1 million, or 73.3%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Topeka advances, in order to maintain our level of assets. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. Based on prior experience, management believes that a significant portion of such deposits will remain with us.

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and note 9 of the notes to the consolidated financial statements.

We also manage our capital for maximum shareholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and share repurchases. However, under OTS regulations, we are not allowed to repurchase any shares during the first year following our offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

Impact of Recent Accounting Pronouncements

The impact of recent accounting pronouncements is discussed in note 1 to the Company’s consolidated financial statements attached hereto and is incorporated by reference.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2006 and their effect on our liquidity is presented at note 13 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended June 30, 2006 and June 30, 2005, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-KSB have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.	FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, and based on the material weakness in the Company’s internal control over financial reporting set forth below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purposes of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with its audit of the Company’s consolidated financial statements for the year ended June 30, 2006, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In particular, in connection with the audit for the year ended June 30, 2006, Crowe Chizek identified several adjustments and corrections that had to be incorporated into the consolidated financial statements as a result of Crowe Chizek’s audit. These adjustments encompassed various areas, including real estate taxes, income taxes, compensation, rent and capitalized interest. According to Crowe Chizek, these adjustments and corrections indicated that management’s internal review process over financial reporting was not appropriately designed and implemented. Specifically, Crowe Chizek advised the Board of Directors, the Audit Committee and management that: (a) a formal procedure was not in place to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that the posting of these entries was appropriately reviewed; and (b) when there were departures from United States generally accepted accounting principles, a formal procedure was not in place to ensure that an analysis of the potential differences was completed, conclusions as to materiality documented and remediation steps determined on a quarterly and annual basis.

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s consolidated financial statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1—Election of Directors” in Equitable Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

The Board of Directors annually elects the executive officers of Equitable Financial, Equitable Financial MHC and Equitable Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position

Richard L. Harbaugh	Chief Executive Officer of Equitable Bank and Chairman of the Board, Chief Executive Officer and President of Equitable Financial and Equitable Financial MHC

Joanne Roush Holmes	Executive Vice President, Chief Administrative Officer and Corporate Secretary of Equitable Bank and Executive Vice President and Corporate Secretary of Equitable Financial and Equitable Financial MHC

Kim E. Marco	Executive Vice President and Chief Financial Officer of Equitable Bank, Equitable Financial and Equitable Financial MHC

David F. Dohmen	President and Chief Lending Officer of Equitable Bank

Terry M. Pfeifer	Senior Vice President and Chief Investment Officer of Equitable Bank and Equitable Financial

Thomas E. Gdowski	Senior Vice President and Chief Operating Officer of Equitable Bank and Executive Vice President and Chief Operating Officer of Equitable Financial

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of June 30, 2006.

Kim E. Marco has served as Chief Financial Officer of the Bank since 1995 and as Executive Vice President of the Bank since 2004. Mr. Marco has served as the Executive Vice President and Chief Financial Officer of the Company and Equitable Financial MHC since their formation in November 2005. Mr. Marco served as the Bank’s Senior Vice President from 1995 to 2004 and previously served as Treasurer and Controller. Age 54.

David F. Dohmen has served as Senior Vice President and Chief Lending Officer of the Bank since 2001. Mr. Dohmen has served as the Bank’s President since the Bank’s reorganization in November 2005. Mr. Dohmen previously served as the Bank’s Assistant Vice President and Lending Officer since 1988. Age 43.

Terry M. Pfeifer has served as the Bank’s Senior Vice President and Chief Investment Officer since March 2001. Mr. Pfeifer has also served as the Senior Vice President and Chief Investment Officer of the Company since its formation in November 2005. Previously, Mr. Pfeifer served as an investment officer at Wells Fargo Bank from August 2000 to March 2001 and as an investment officer at Overland National Bank from August 1997 to August 2000. Age 43.

Thomas E. Gdowski has served as the Company’s Executive Vice President and Chief Operating Officer since June 2006. Since March 2005, Mr. Gdowski has served as Senior Vice President of the Bank. Since November 2005, he served as the Chief Operating Officer of the Bank. Previously, Mr. Gdowski served as the Funds Management Officer for TierOne Bank from September 2004 to March 2005 and as Executive Vice President and Chief Financial Officer of United Nebraska Bank from 1993 to September 2004. Age 45.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Disclosure of Audit Committee Financial Expert

For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance—Committees of the Board of Directors of Equitable Financial—Audit Committee” in the Proxy Statement.

Disclosure of Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Joanne Roush Holmes, Corporate Secretary, Equitable Financial Corp., 113 North Locus Street, Grand Island, Nebraska 68801.

ITEM 10.	EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance—Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Equitable Financial knows of no arrangements, including any pledge by any person of securities of Equitable Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Information required by this item is incorporated herein by reference to the Section captioned “Proposal 2—Approval of the Equitable Financial Corp. 2006 Equity Incentive Plan—Equity Compensation Plan Information as of June 30, 2006” of the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers-Transactions with Management” in the Proxy Statement.

ITEM 13.	EXHIBITS

3.1	Charter of Equitable Financial Corp. (1)

3.2	Bylaws of Equitable Financial Corp. (1)

4.0	Stock Certificate of Equitable Financial Corp. (2)

10.1	*Form of Equitable Bank Employee Stock Ownership Plan and Trust (2)

10.2	*Form of ESOP Loan Commitment Letter and ESOP Loan Documents (2)

10.3	*Form of Equitable Bank Employee Severance Compensation Plan (2)

10.4	*Equitable Federal Savings Bank of Grand Island 401(k) Savings Plan (2)

10.5	*Form of Equitable Bank Supplemental Executive Retirement Plan (2)

10.6	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Richard L. Harbaugh (3)

10.7	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Kim E. Marco (3)

10.8	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Terry M. Pfeifer (3)

10.9	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Thomas E. Gdowski

21.0	Subsidiaries of the Small Business Issuer

23.0	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on February 14, 2006.
(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto. Registration No. 333-126617.
(3)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on May 15, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3—Ratification of Independent Registered Public Accountants” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Date: September 26, 2006	By:	/s/ RICHARD L. HARBAUGH
Richard L. Harbaugh President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD L. HARBAUGH Richard L. Harbaugh	President, Chief Executive Officer and Director (principal executive officer)	September 26, 2006

/s/ KIM E. MARCO Kim E. Marco	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	September 26, 2006

/s/ H. LAWRENCE HANSON H. Lawrence Hanson	Director	September 26, 2006

/s/ GARY L. HEDMAN Gary L. Hedman	Director	September 26, 2006

/s/ JOANNE ROUSH HOLMES Joanne Roush Holmes	Director	September 26, 2006

Pamela L. Price	Director

Jonas A. Proffitt, M.D.	Director

/s/ JACK E. RASMUSSEN Jack E. Rasmussen	Director	September 26, 2006

/s/ DOUGLAS J. REDMAN Douglas J. Redman	Director	September 26, 2006

Benedict P. Wassinger, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Equitable Financial Corp.

Grand Island, Nebraska

We have audited the accompanying consolidated statements of financial condition of Equitable Financial Corp. as of June 30, 2006 and 2005, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois

September 15, 2006

EQUITABLE FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL STATEMENTS

June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
ASSETS
Cash and due from financial institutions	$2,392,931	$2,159,699
Federal funds sold	1,700,000	—

Cash and cash equivalents	4,092,931	2,159,699
Securities available-for-sale, at fair value	9,429,663	12,785,396
Securities held-to-maturity, fair value at June 30, 2006—$888,342; June 30, 2005—$1,248,005	915,184	1,238,085
Federal Home Loan Bank stock, at cost	2,311,800	1,989,600
Loans, net of allowance for loan losses of $926,312 at June 30, 2006 and $785,973 at June 30, 2005	153,408,146	121,655,609
Premises and equipment, net	6,067,331	3,902,094
Foreclosed assets, net	—	4,332
Accrued interest receivable	1,153,751	686,198
Other assets	1,382,255	950,493

Total assets	$178,761,061	$145,371,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing deposits	$5,748,057	$3,684,623
Interest-bearing deposits	116,173,516	93,103,496

Total deposits	121,921,573	96,788,119
Federal Home Loan Bank borrowings	30,604,426	32,952,250
Advance payments from borrowers for taxes and insurance	893,846	840,951
Accrued interest payable and other liabilities	246,540	427,568

Common stock in ESOP subject to contingent repurchase obligation	61,033	—

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares, no shares are outstanding	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued at June 30, 2006	32,975	—
Additional paid-in capital	13,617,427	—
Retained earnings	12,820,516	13,889,317
Accumulated other comprehensive income (loss)	(149,962)	473,301
Unearned ESOP shares	(1,226,280)	—
Reclassification of ESOP shares	(61,033)	—

Total stockholders’ equity	25,033,643	14,362,618

Total liabilities and stockholders’ equity	$178,761,061	$145,371,506

See accompanying notes to consolidated financial statements.

EQUITABLE FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years ended June 30, 2006 and 2005

	Years Ended
	June 30, 2006	June 30, 2005
Interest income
Loans	$8,279,023	$7,009,718
Securities	598,072	667,692
Other	79,539	19,712

Total interest income	8,956,634	7,697,122

Interest expense
Deposits	3,391,211	2,294,916
Federal Home Loan Bank borrowings	1,681,406	1,510,522

Total interest expense	5,072,617	3,805,438

Net interest income	3,884,017	3,891,684
Provision for loan losses	120,000	118,221

Net interest income after provision for loan losses	3,764,017	3,773,463

Noninterest income
Service charges on deposit accounts	233,823	200,083
Gain on sale of securities	694,583	—
Brokerage fee income	842,220	246,965
Gain on sale of data processor stock	34,778	328,880
Other loan fees	211,385	124,965
Other income	79,904	71,256

Total noninterest income	2,096,693	972,149

Noninterest expenses
Salaries and employee benefits	3,510,683	2,456,899
Director and committee fees	97,800	97,800
Data processing fees	389,008	416,478
Occupancy and equipment	796,368	517,486
Regulatory fees and deposit insurance premium	61,033	58,544
(Gain) loss on sale of foreclosed assets	501	(25,937)
Loss on sale of loans	142,972	—
Loss on investment in low income housing partnerships	39,309	50,064
Advertising and public relations	419,456	221,876
Contributions and donations	809,369	100,461
Insurance and surety bond premiums	88,636	90,276
Professional fees	327,537	78,254
Supplies, telephone, postage	231,968	146,870
ATM expenses	30,955	34,729
Dues and subscriptions	45,307	33,103
Other expenses	176,836	117,273

Total noninterest expense	7,167,738	4,394,176

Income (loss) before income taxes	(1,307,028)	351,436
Income tax (benefit) expense	(338,227)	68,089

Net income (loss)	$(968,801)	$283,347

Basic and diluted earnings (loss) per share	$(0.27)	N/A

*	Earnings per share is calculated based on the period of time from the completion date of the initial public offering, November 8, 2005, through the period ended June 30, 2006, see Note 12.

N/A—Not applicable

See accompanying notes to consolidated financial statements.

EQUITABLE FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total
Balance at July 1, 2004	$—	$—	$13,605,970	$—	$466,628	$—	$14,072,598

Comprehensive income (loss)
Net income	—	—	283,347	—	—	—	283,347
Net increase in fair value of securities classified as available-for-sale, net of income taxes	—	—	—	—	6,673	—	6,673

Total comprehensive income							290,020

Balance at June 30, 2005	—	—	13,889,317	—	473,301	—	14,362,618

Comprehensive loss
Net income (loss)			(968,801)				(968,801)
Net (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(623,263)	—	(623,263)

Total comprehensive loss							(1,592,064)

Distribution to capitalize Equitable Financial MHC	—	—	(100,000)	—	—	—	(100,000)
Issuance of common stock, net of offering costs	32,348	12,994,635	—	—	—	—	13,026,983
Purchase of 129,262 shares for ESOP	—	—	—	(1,292,620)	—	—	(1,292,620)
Donation of 62,653 shares to Equitable Bank Charitable Foundation	627	625,903	—	—	—	—	626,530
Release of 6,624 unearned ESOP shares	—	(3,111)	—	66,340	—	—	63,229
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	(61,033)	(61,033)

Balance at June 30, 2006	$32,975	$13,617,427	$12,820,516	$(1,226,280)	$(149,962)	$(61,033)	$25,033,643

See accompanying notes to consolidated financial statements.

EQUITABLE FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2006 and 2005

	Years Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(968,801)	$283,347
Adjustments to reconcile net income to net cash from operating activities
Depreciation	238,917	208,639
Federal Home Loan Bank stock dividends	(108,340)	(83,400)
Charitable foundation donation	626,530	—
Donation of premises and equipment	68,304
ESOP expense	63,229	—
Amortization of:
Deferred loan origination costs, net	(187,960)	49,063
Premiums and discounts	43,226	50,808
Loss on sale of loans	142,972	—
(Gain) loss on sale of foreclosed assets	501	(25,937)
Provision for loan losses	120,000	118,221
Gain on sale of investments	(694,583)	—
Gain on sale of data processor stock	(34,778)	(328,880)
Changes in:
Accrued interest receivable	(467,553)	18,614
Other assets	(431,762)	(251,779)
Accrued interest payable and other liabilities	140,044	(31,124)

Net cash from operating activities	(1,450,054)	7,572

Cash flows from investing activities:
Net change in loans	(38,156,129)	(3,315,943)
Proceeds from sale of loans	6,328,580	—
Purchases of securities available-for-sale	—	(992,947)
Proceeds from sale of foreclosed assets, net	3,831	78,056
Securities available-for-sale
Proceeds from sales	705,650	—
Proceeds from calls	1,602,960	3,555,000
Proceeds from principal repayments	765,037	1,019,974
Securities held-to-maturity
Proceeds from principal repayments	312,009	584,931
Proceeds from sale of data processor stock	34,778	343,880
Purchase of Federal Home Loan Bank stock	(213,860)	—
Purchase of premises and equipment	(2,472,458)	(798,686)

Net cash from investing activities	(31,089,602)	474,265

Cash flows from financing activities
Net change in deposits	$25,133,454	$(1,177,810)
Proceeds from Federal Home Loan Bank borrowings	63,100,001	39,784,558
Repayments of Federal Home Loan Bank borrowings	(65,447,825)	(39,165,955)
Net change in advance payments from borrowers for taxes and insurance	52,895	79,182
Net proceeds from initial stock offering	13,026,983	—
Purchase of ESOP shares	(1,292,620)	—
Distribution to capitalize Equitable Financial MHC	(100,000)	—

Net cash from financing activities	34,472,888	(480,025)

Increase in cash and cash equivalents	1,933,232	1,812

Cash and cash equivalents,
Beginning of period	2,159,699	2,157,887

Cash and cash equivalents,
End of period	$4,092,931	$2,159,699

Supplemental cash flow information:
Interest paid on deposits and borrowings	$5,036,246	$3,803,060
Income taxes (refunded) paid	$64,479	$(78,299)
Transfer of loans to foreclosed assets	$—	$20,332

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$61,033	—

See accompanying notes to consolidated financial statements.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Equitable Financial Corp. (“the Company”) and its wholly owned subsidiary, Equitable Bank (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

The Company was organized on November 8, 2005 and is a majority-owned subsidiary of Equitable Financial MHC. The financial statements do not include the transactions and balances of the MHC. The information as of and for the year ended June 30, 2006 includes the Company’s information beginning November 8, 2005. The information in this report at and for the year ended June 30, 2005 and the period prior to November 8, 2005, including the financial statements and related financial data, relates to the Bank only.

Mutual Holding Company Reorganization and Stock Issuance: The Company was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. The transaction was accounted for at historical cost. In the reorganization, the Company sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Federal Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

Nature of Business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and branches, which are located in Grand Island, North Platte, and Omaha, Nebraska. The Bank’s primary services include accepting deposits, making loans, and investing in securities.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, deferred tax valuation allowance, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and advance payments from borrowers for taxes and insurance.

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax.

Interest income is recognized under the interest method and includes amortization of purchase premium and discount. Gains and losses on sales are based on the amortized cost of the security sold and determined using the specific identification method.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In determining if losses are other-than-temporary, management considers (1) the length of time and extent that fair value has been less than cost or adjusted cost, as applicable; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans and Loan Income: Loans that management has the intent and ability to hold until maturity or payoff are reported at the principal balance outstanding, net of the allowance for loan losses, premiums, and discounts on loans purchased, and net deferred loan costs. Interest income on loans is recognized in income over the term of the loan based on the amount of principal outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights released. As of June 30, 2006 and 2005, loans held for sale were $135,000 and $0, respectively.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time the loan is 90-days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience; the nature and value of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial loans and loans secured by nonresidential real estate are individually evaluated for impairment. If a loan is impaired, a portion of

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and loans secured by one-to-four family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage Origination Fees: Periodically, the Bank originates first mortgage loans for other investors. Generally, the Bank receives fees equivalent to a stated percentage of the loan amount. This fee is recognized as income at the time of closing. From time to time, the Bank also originates loans for sale in the secondary market. Gain on sale of loans in the secondary market is included in noninterest income.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is included in non-interest expense and is computed on 25 to 40 years for buildings and improvements that extend the life of the original building, 10 to 20 years for routine building improvements, 5 to 15 years for furniture and equipment, and 2 to 5 years for computer equipment. The cost of maintenance and repairs is charged to expense as incurred.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market, less selling expenses when acquired. If the value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Brokerage Fee Income: Acting as an agent, the Bank earns brokerage income by buying and selling securities on behalf of its customers through independent third parties and earning fees on the transactions. These fees are recorded on the settlement date, which is not materially different than the trade date.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market value information and other assumptions, as more fully disclosed in a separate note. Fair value estimates

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents; consequently, basic and diluted earnings (loss) per share are the same. There were no common shares outstanding prior to November 8, 2005.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements.

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as a separate component of stockholders’ equity.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment. As a result of the conversion, this statement would be effective for all employee awards granted, modified, or settled after June 30, 2006. Adoption of this standard could materially impact the amount of salaries and employee benefits incurred in future years if the Company adopts a stock award program.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operation, financial position, and liquidity.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

NOTE 2 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2006
U.S. government-sponsored entity securities	$6,595,796	$—	$(133,576)	$6,462,220
Mortgage-backed securities	1,761,913	12,486	(68,196)	1,706,203
Collaterized mortgage obligations	306,419	—	(10,501)	295,918
State and political subdivisions	992,747	—	(27,425)	965,322

	$9,656,875	$12,486	$(239,698)	$9,429,663

At June 30, 2005
U.S. government-sponsored entity securities	$8,212,891	$23,162	$(50,740)	$8,185,313
Mortgage-backed securities	2,281,546	29,724	(13,482)	2,297,788
Collateralized mortgage obligations	566,322	—	(4,153)	562,169
State and political subdivisions	992,492	7,224	(774)	998,942
Equity securities	15,022	726,162	—	741,184

	$12,068,273	$786,272	$(69,149)	$12,785,396

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2006
Mortgage-backed securities	$915,184	$1,906	$(28,747)	$888,342

At June 30, 2005
Mortgage-backed securities	$1,238,085	$9,920	$—	$1,248,005

Mortgage-backed securities and collateralized mortgage obligations consist of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) issues. Equity securities consist primarily of Freddie Mac common stock at June 30, 2005.

The carrying amount and fair values of securities available-for-sale at June 30, 2006 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Year Ended June 30, 2006
	Carrying Amount	Fair Value
Due in one year or less	$1,610,796	$1,603,061
Due after one year through five years	5,295,000	5,159,997
Due after five years through ten years	682,747	664,484

	7,588,543	7,427,542

Mortgage-backed securities	1,761,913	1,706,203
Collateralized mortgage obligations	306,419	295,918

Total	$9,656,875	$9,429,663

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

At June 30, 2006 and 2005, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities, in an amount greater than 10% of equity.

Securities pledged at June 30, 2006 and 2005 had an approximate carrying amount of $7,080,000 and $11,270,000 and were pledged to secure certain depository relationships, advances, and a line of credit with the FHLB of Topeka.

Sales of securities available-for-sale for the years ended June 30 were as follows:

	2006	2005
Proceeds	$705,650	$—
Gross gains	694,583	—
Gross losses	—	—

Securities with unrealized losses not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2006
U.S. government-sponsored equity securities	$1,107,746	$(3,050)	$5,354,474	$(130,526)	$6,462,220	$(133,576)
Mortgage-backed securities	648,632	(29,043)	1,205,765	(67,900)	1,854,397	(96,943)
Collateralized mortgage obligations	—	—	295,918	(10,501)	295,918	(10,501)
State and political subdivisions	664,484	(18,264)	300,838	(9,161)	965,322	(27,425)

	$2,420,862	$(50,357)	$7,156,995	$(218,088)	$9,577,857	$(268,445)

June 30, 2005
State and political subdivisions	$309,226	$(774)	$—	$—	$309,226	$(774)
U.S. government-sponsored entity securities	—	—	5,934,260	(50,740)	5,934,260	(50,740)
Mortgage-backed securities	1,019,888	(11,883)	473,690	(1,599)	1,493,578	(13,482)
Collateralized mortgage obligations	—	—	562,169	(4,153)	562,169	(4,153)

	$1,329,114	$(12,657)	$6,970,119	$(56,492)	$8,299,233	$(69,149)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or one of its sponsored entities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date.

NOTE 3 - LOANS

Loans at June 30 are as follows:

	2006	2005
Secured by one-to-four family residential real estate	$80,031,460	$78,341,306
Secured by multi-family real estate	7,480,198	8,391,412
Secured by nonresidential real estate	30,168,888	16,753,211
Construction	3,789,598	1,854,842
Commercial loans	17,479,513	3,970,240
Consumer loans	15,013,341	12,947,071

Total loans	153,962,998	122,258,082

Deferred loan origination costs, net	371,460	183,500
Allowance for loan losses	(926,312)	(785,973)

Loans, net	$153,408,146	$121,655,609

Changes in the allowance for loan losses for the years ended June 30, 2006 and 2005 were as follows:

	2006	2005
Beginning balance	$785,973	$746,364
Provision for loan losses	120,000	118,221
Loans charged off	(60,727)	(81,743)
Recoveries	81,066	3,131

Ending balance	$926,312	$785,973

During the year ended June 30, 2006, the Company sold approximately $6,472,000 of fixed-rate loans secured by one-to-four family residential real estate, which resulted in a pre-tax loss on sale of $142,972.

Impaired loans at June 30 were as follows:

	2006	2005
Year-end loans with allocated allowance for loan losses	$574,826	$710,412
Year-end loans with no allocated allowance for loan losses	10,750	81,200

Total	$585,576	$791,612

Amount of the allowance for loan losses allocated	$112,651	$115,062
Average of impaired loans during the year	688,594	857,741

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

Interest income recognized on impaired loans was not material.

	2006	2005
Nonperforming loans were as follows:
Loans past due over 90 days still on accrual	$65,000	$—
Nonaccrual loans	490,000	190,000

Total	$555,000	$190,000

During the year-ended June 30, 2006, the Company entered into an agreement with the FHLB to originate mortgage loans on behalf of the FHLB and to sell closed loans to the FHLB under the FHLB Mortgage Partnership Finance (“MPF”) program. Under the terms of the agreement, the Bank retains a portion of the credit risk associated with each conventional loan pool under a risk-sharing agreement. The Bank’s credit losses are capped by the credit enhancement amount established for each pool of loans. Losses beyond that cap are absorbed by the FHLB. At June 30, 2006, the amount of conventional loans outstanding that were originated and sold to the FHLB in the MPF were $1,126,000, with possible credit enhancement losses capped at approximately $47,000 at June 30, 2006. No provision has been established for this credit risk.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	June 30,
	2006	2005
Securities	$65,524	$74,369
Loans	1,088,227	611,829

Total	$1,153,751	$686,198

NOTE 5 - OTHER ASSETS

The Bank owned 2,000 shares of Intrieve, Incorporated (“Intrieve”), which was included in other assets in the statement of financial condition. The Bank originally acquired ten shares on October 15, 1998 for $15,000. On March 15, 2001, Intrieve had a 200 for 1 stock split, increasing the Bank’s holding to 2,000 shares. The Bank carried this stock on the cost method at its par value of $15,000 as the stock could only be sold back, at par, to the data processor. During the fourth quarter of 2005, the Bank’s data processing company was acquired. As a result of this acquisition, the stock the Bank held of its data processor was required to be redeemed at the closing at $171 per share. This redemption resulted in a gain of $328,880 at June 30, 2005. Also, during the year ended June 30, 2006, the Bank received additional distributions that resulted in a gain of $34,778.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

NOTE 6 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment, net, are as follows:

	2006	2005
Land and land improvements	$945,854	$637,132
Land held for future development	399,728	724,947
Buildings and improvements	3,938,197	3,786,272
Construction in progress	1,768,658	—
Furniture and equipment	1,325,444	963,461
Computer equipment	780,646	829,527

Total cost	9,158,527	6,941,339
Accumulated depreciation	(3,091,196)	(3,039,245)

	$6,067,331	$3,902,094

Depreciation expense was $238,917 and $208,639 for the years ended June 30, 2006 and 2005.

During the year ended June 30, 2005, the Bank began the process of building two future branch facilities. At June 30, 2006, $1,769,000 of total costs had been incurred. The Company estimates cost of completion to be approximately $600,000. During the year ended June 30, 2006, the Company capitalized interest during the construction period totaling $11,960.

NOTE 7 - DEPOSITS

Deposits as of June 30 are as follows:

	2006	2005
Non-interest-bearing demand	$5,748,057	$3,684,623
Interest-bearing NOW	11,541,413	8,901,804
Money market	5,878,262	4,531,222
Savings	4,444,722	4,445,332
Certificates of deposit	94,309,119	75,225,138

	$121,921,573	$96,788,119

Certificates of deposit of $100,000 or more were approximately $36,472,000 and $19,534,000 at June 30, 2006 and 2005. Included in certificates of deposits of $100,000 or more are $17,397,000 and $0 of brokered deposits at June 30, 2006 and June 30, 2005.

At June 30, 2006, the scheduled maturities of certificates of deposit are as follows:

2007	$69,076,738
2008	10,090,648
2009	6,910,657
2010	6,592,265
2011	1,638,811

$94,309,119

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

Interest expense on deposit accounts is summarized as follows for the years indicated:

	June 30,
	2006	2005
Interest-bearing NOW	$112,708	$38,902
Money market	82,936	50,227
Savings	21,839	14,217
Certificates of deposit	3,173,728	2,191,570

	$3,391,211	$2,294,916

NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings are summarized as follows:

	Contractual Interest Rate Range		Weighted Average Contractual Rate	Amount
At June 30, 2006
Fixed-rate FHLB advances due:
Within 1 year	2.176%	7.086%	4.334%	$3,057,602
1 to 2 years	5.230	5.682	5.531	3,000,000
2 to 3 years	2.883	5.245	4.42	2,464,288
4 to 5 years	3.432	5.870	5.662	10,964,285
5 to 6 years	4.400	4.940	4.670	2,000,000
Greater than 6 years	3.988	6.897	5.814	2,418,251

Total fixed-rate FHLB advances	2.176	7.086	5.280	23,904,426

Variable-rate FHLB advances due:
Within 1 year	5.340	5.340	5.340	6,700,000
Open line advances up to $10 million, due on demand	5.470%	5.470	5.470	—

Total FHLB borrowings	2.176%	7.086	5.293	$30,604,426

At June 30, 2005
Fixed-rate FHLB advances due:
Within 1 year	2.176%	7.086	5.079	$2,947,824
1 to 2 years	2.176	7.086	5.196	4,304,800
2 to 3 years	2.833	6.897	5.391	4,250,418
3 to 4 years	2.833	6.897	5.587	1,103,893
4 to 5 years	3.432	6.897	5.677	386,202
5 to 6 years	3.432	6.897	5.720	10,283,086
Greater than 6 years	3.988	6.897	5.407	3,576,027

Total fixed-rate FHLB advances	2.176	7.086	5.380	26,852,250
Open line advances up to $10 million, due on demand	3.590	3.590	3.590	6,100,000

Total FHLB borrowings	1.470	7.319	4.748	$32,952,250

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

mortgages on improved residential property not more than 90-days delinquent to secure advances from the FHLB of Topeka. All stock in the FHLB of Topeka, in addition to other securities (see Note 2), is pledged as additional collateral for these advances. At June 30, 2006 and 2005, $70.5 million and $71.6 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At June 30, 2006, the Bank had the ability to borrow an additional $39.2 million in FHLB advances.

NOTE 9 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels and minimum required levels for the Bank were:

(Dollars in thousands)			Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions Amount
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk-weighted assets)	$19,406	14.98%	$10,365	8.0%	$12,956	10.0%
Tier 1 (core) capital (to risk-weighted assets)	18,592	14.25%	5,182	4.0%	7,773	6.0%
Tier 1 (core) capital (to adjusted total assets)	18,592	10.41%	7,151	4.0%	8,938	5.0%

June 30, 2005
Total capital (to risk-weighted assets)	$14,887	16.04%	$7,426	8.0%	$9,282	10.0%
Tier 1 (core) capital (to risk-weighted assets)	13,890	14.96%	3,713	4.0%	5,569	6.0%
Tier 1 (core) capital (to adjusted total assets)	13,890	9.61%	5,783	4.0%	7,229	5.0%

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

The following is a reconciliation of the Bank’s equity under U.S. generally accepted accounting principles to regulatory capital.

(Dollars in thousands)	June 30,
	2006	2005
GAAP equity	$18,723	$14,363
Deferred tax asset, net	(281)	—
Unrealized (gain) loss on securities available-for-sale	150	(473)

Tier I capital	18,592	13,890
General allowance for loan losses	814	671
Unrealized gains on available-for-sale equity securities	—	326

Total regulatory capital	$19,406	$14,887

The most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management believes the QTL test has been met.

NOTE 10 - INCOME TAXES

The income tax expense is as follows:

	June 30,
	2006	2005
Current
Federal	$(40,030)	$42,572
State	—	12,000

	(40,030)	54,572

Deferred
Federal	(477,197)	13,517
State	—	—

	(477,197)	13,517
Change in valuation allowance	179,000	46,000

Total income tax expense (benefit)	$(338,227)	$68,089

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the statements of income follows:

	Years Ended June 30,
	2006	2005
Provision computed at the statutory federal tax rate	$(444,390)	$119,488
State taxes and other, net	(1,002)	7,920
Valuation allowance for charitable contribution carryforward	179,000	—
Non-taxable income and credits	(71,835)	(59,319)

Total income tax expense	$(338,227)	$68,089

Effective income tax rate	(25.88)%	19.37%

Retained earnings at June 30, 2006 and 2005 includes approximately $2,132,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal taxes would be imposed at the then applicable rates. The related amount of unrecognized deferred tax liability was approximately $725,000.

The presentation of the deferred tax assets and liabilities at June 30, 2005 has been adjusted to agree to the final tax return for 2005 and certain reclassification adjustments have been made to conform to the current year presentation.

At June 30, 2006 and 2005, the Company had charitable contribution carryforwards. These contributions have a five-year life and are used on a last-in, first-out basis. In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis. The Company has continually evaluated this carryforward and based on an estimate of future taxable income, during the period when these contributions can be used, the Company has determined that an additional valuation allowance of $179,000 is warranted as of June 30, 2006.

In addition, at June 30, 2006 the Company had federal net operating loss carryforwards of $480,000, which will not expire for 20 years. A valuation allowance has not been established for the deferred tax asset related to the net operating losses or other deferred tax assets, as the Company believes that they will be realized.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

The net deferred tax asset (liability) is as follows:

	Years Ended June 30,
	2006	2005
Gross deferred tax assets
Allowance for loan losses	$308,031	$267,231
Net operating loss carryover	164,242	—
Unrealized loss on securities	77,252	—
Charitable contributions carryover	358,335	59,000
Deferred loan origination fees	—	4,434
Other	3,937	—
General business credits	137,465	77,119

	1,049,262	407,784
Gross deferred tax liabilities
Depreciation	(47,050)	(36,489)
FHLB stock dividends	(322,537)	(285,851)
Unrealized gain on securities available-for-sale	—	(243,822)
Other	(5,577)	(5,824)

	(375,164)	(571,986)
Valuation allowance for deferred tax assets	(225,000)	(46,000)

Net deferred tax asset (liability)	$449,098	$(210,202)

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) and profit sharing plan (“the Plans”) covering substantially all employees. Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors. Participant interests are vested over a period from one to five years of service. Contributions to the Plans for the years ended June 30, 2006 and 2005 were $174,325 and $113,318.

On November 8, 2005, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $145,477 are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability.

The ESOP has a plan year end of December 31. At December 31, 2005, a contribution of $33,497 was made to the ESOP and 2,092 shares were allocated. The fair value of the shares allocated approximated $9.50 at

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

December 31, 2005. In addition, the Company is recording an estimate of expense based on the fact that 9,084 shares will be released at December 31, 2006. For presentation purposes, the actual amount allocated and 50% of the amount committed to be released, or 6,634 shares, are disclosed as allocated shares.

Shares held by the ESOP at June 30, 2006 were as follows:

Allocated shares	6,634
Unearned ESOP shares	122,628

Total ESOP shares	129,262

Fair value of unearned ESOP shares	$1,128,178

Fair value of allocated shares subject to repurchase obligation	$61,033

The Bank has entered into an employment contract with the President and Chief Executive Officer, which provides for a base salary, bonus eligibility determined by the Board of Directors, eligibility to participate in bank-sponsored benefit plans, and other fringe benefits. Additionally, the Bank agreed to purchase and pay for all premiums on a $600,000 life insurance policy for the President. The President is the beneficiary of $400,000 of this life insurance policy, while the Bank is the beneficiary of the remaining $200,000. If the President terminates his employment with the Bank prior to November 22, 2010, the Bank is entitled to receive the entire cash value of the life insurance policy. If the President terminates his employment with the Bank after November 22, 2010, the Bank is entitled to receive one-third of the cash value of the life insurance policy. At June 30, 2006, the Bank has recorded an asset of $34,719 and a corresponding liability of $23,146, the net of which represents one-third of the cash surrender value.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Amounts reported in earnings per share reflect earnings (loss) available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the year. The Company did not issue shares of common stock until November 8, 2005. Therefore, earnings (loss) per share reported for the year ended June 30, 2006 reflects income (loss) only for the period during which shares were outstanding.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for 2006:

Net loss available to common stockholders	$(862,927)
Weighted average common shares outstanding	$3,169,865
Basic and diluted earnings (loss) per share	$(0.27)

NOTE 13 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is party to various financial instruments with off-balance-sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit. When viewed in terms of the maximum exposure, these instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

The following is a summary of the contractual or notional amount of each significant class of off-balance-sheet financial instruments outstanding. The Company’s exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit, standby letters of credit, and unused lines of credit is represented by the contractual or notional amount of these instruments.

The contractual or notional amounts as of June 30 are as follows:

	2006	2005
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$5,554,000	$8,348,040
Standby letters of credit	20,000	20,000
Unused lines of credit	9,262,000	6,943,010

At June 30, 2006, fixed-rate commitments were $1,911,000, with rates ranging from 5.25% to 7.00%. These commitments are due to expire within four months of issuance.

In addition to these financial instruments, the Bank also has additional funding commitments for various low income housing partnerships that the Bank has invested in. The liability for the funding of these low income housing partnerships approximated $112,500 and $163,000 at June 30, 2006 and 2005 and has been recorded in accrued interest payable and other liabilities in the statement of financial condition.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary, by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies but primarily consists of single-family residential real estate.

During the year ended June 30, 2005, the Bank began leasing certain branch facilities and equipment. Rent expense was $1,000 for the year ended June 30, 2005. Rent commitments under noncancelable operating leases expired during fiscal year 2006. In April 2006, the Company entered into an operating lease for a new branch facility, with expiration in June 2012. The lease has a renewal option to extend the lease for five years. The Company has a one time option to terminate the lease on June 30, 2009, provided certain conditions are met. Future commitments under the operating lease approximate the following:

2007	$112,956
2008	112,956
2009	112,956
2010	119,064
2011	119,064
Thereafter	756,652

$1,333,648

Rental expense, included in occupancy and equipment expense on the consolidated statement on income (loss), totaled approximately $90,000 for the year ended June 30, 2006.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of financial instruments is as follows:

	Carrying Amount	Estimated Fair Value
June 30, 2006
Financial assets
Cash and cash equivalents	$4,092,931	$4,092,931
Securities available-for-sale	9,429,663	9,429,663
Securities held-to-maturity	915,814	888,342
Federal Home Loan Bank stock	2,311,800	2,311,800
Loans, net	153,408,146	149,421,000
Accrued interest receivable	1,153,751	1,153,751
Financial liabilities
Non-interest-bearing deposits	(5,748,057)	(5,748,057)
Interest-bearing deposits	(116,173,516)	(114,566,000)
Federal Home Loan Bank borrowings	(30,604,426)	(30,459,000)
Accrued interest payable	(74,422)	(74,422)

June 30, 2005
Financial assets
Cash and cash equivalents	$2,159,699	$2,159,699
Securities available-for-sale	12,785,396	12,785,396
Securities held-to-maturity	1,238,085	1,248,005
Federal Home Loan Bank stock	1,989,600	1,989,600
Loans, net	121,655,609	123,319,000
Accrued interest receivable	686,198	686,198
Financial liabilities
Non-interest-bearing deposits	(3,684,623)	(3,684,623)
Interest-bearing deposits	(93,103,496)	(92,074,000)
Federal Home Loan Bank borrowings	(32,952,250)	(33,694,000)
Accrued interest payable	(38,051)	(38,051)

The methods and assumptions used to estimate fair values are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, non-interest-bearing deposits, short-term debt, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. These were not considered material and are not presented in the above tables.

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	Years Ended June 30,
	2006	2005
Unrealized holding gains (losses) on securities available-for-sale	$(249,752)	$10,111
Reclassification adjustments for gains recognized in income	(694,583)	—

Net unrealized gains (losses)	(944,335)	10,111
Tax (expense) benefit	321,072	(3,438)

Other comprehensive income (loss)	$(623,263)	$6,673

NOTE 16 - TRANSACTIONS WITH RELATED PARTIES

Loans to principal officers, directors, and their affiliates were as follows:

Beginning balance, July 1, 2005	$2,523,519
New loans	602,235
Repayments	(289,515)

Balance at June 30, 2006	$2,836,239

Deposits from principal officers, directors, and their affiliates at June 30, 2006 and 2005 were $432,000 and $450,000.

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Equitable Financial Corp. is as follows:

CONDENSED BALANCE SHEET

June 30, 2006

ASSETS
Cash and cash equivalents	$4,921,976
Investment in bank subsidiary	18,723,047
ESOP loan	1,272,262
Other assets	177,391

Total assets	$25,094,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Common stock in ESOP subject to contingent repurchase obligation	$61,033
Stockholders’ equity	25,033,643

Total liabilities and stockholders’ equity	$25,094,676

EQUITABLE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006 and 2005

CONDENSED STATEMENT OF INCOME (LOSS)

Period from November 8, 2005 through June 30, 2006

Income
Interest on ESOP loan	$53,619
Other income	7,696

Total income	61,315
Expense

Charitable foundation donation	725,903
Other expense	70,439

796,342

Loss before income tax benefit and undistributed subsidiary loss	(735,027)
Income tax benefit	136,910
Equity in undistributed subsidiary income (loss)	(264,810)

Net loss	$(862,927)

CONDENSED STATEMENT OF CASH FLOWS

Period from November 8, 2005 through June 30, 2006

Cash flows from operating activities
Net loss	$(862,927)
Adjustments:
Equity in undistributed subsidiary income	264,810
Charitable foundation donation	626,530
Change in other assets	(177,391)

Net cash from operating activities	(148,978)

Cash flows from investing activities
Initial investment in bank subsidiary	(6,583,947)
ESOP loan origination	(1,292,620)
Distribution to capitalize Equitable Financial MHC	(100,000)
Repayment of ESOP loan	20,358

Net cash from investing activities	(7,956,209)

Cash flows from financing activities
Issuance of common stock, net of offering costs	13,026,983

Net cash from financing activities	13,026,983
Net change in cash and cash equivalents	4,921,976
Beginning cash and cash equivalents	—

Ending cash and cash equivalents	$4,921,976