Form 10QSB
period 2006-09-30
EQUITABLE FINANCIAL CORP
filed 2006-11-13
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-51514

EQUITABLE FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

United States	14-1941649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 North Locust Street, Grand Island, Nebraska 68801

 (Address of principal executive offices)

(308) 382-3136

  (Issuer’s telephone number)

Not Applicable

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
Yes ☐   No ☒

As of November 10, 2006 there were 3,297,509 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐   No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

Signatures

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	June 30, 2006

ASSETS
Cash and due from financial institutions	$2,877,021	$2,392,931
Federal funds sold	-	1,700,000
Cash and cash equivalents	2,877,021	4,092,931
Securities available-for-sale, at fair value	9,411,539	9,429,663
Securities held-to-maturity, fair value at September 30, 2006 - $854,439; and June 30, 2006-$888,342	864,573	915,184
Federal Home Loan Bank stock, at cost	2,344,300	2,311,800
Loans, net of allowance for loan losses of $954,728 at September 30, 2006 and $926,312 at June 30, 2006	155,472,146	153,408,146
Premises and equipment, net	6,717,576	6,067,331
Accrued interest receivable	1,262,200	1,153,751
Other assets	1,917,871	1,382,255
Total assets	$180,867,226	$178,761,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$5,932,760	$5,748,057
Interest-bearing deposits	111,023,796	116,173,516
Total deposits	116,956,556	121,921,573
Federal Home Loan Bank borrowings	38,425,082	30,604,426
Advance payments from borrowers for taxes and insurance	401,280	893,846
Accrued interest payable and other liabilities	172,173	246,540
Common stock in ESOP subject to contingent repurchase obligation	89,050	61,033
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares, no shares are outstanding	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued at September 30, 2006 and June 30, 2006.	32,975	32,975
Additional paid-in capital	13,615,654	13,617,427
Retained earnings	12,547,293	12,820,516
Accumulated other comprehensive (loss)	(80,217)	(149,962)
Unearned ESOP shares	(1,203,570)	(1,226,280)
Reclassification of ESOP shares	(89,050)	(61,033)
Total stockholders’ equity	24,823,085	25,033,643
Total liabilities and stockholders’ equity	$180,867,226	$178,761,061

See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Interest Income
Loans	$2,379,894	$1,826,748
Securities	136,918	155,698
Other	14,755	9,033
Total interest income	2,531,567	1,991,479

Interest Expense
Deposits	1,086,528	693,457
Federal Home Loan Bank borrowings	459,274	431,500
Total interest expense	1,545,802	1,124,957

Net interest income	985,765	866,522
Provision for loan losses	30,000	30,000

Net interest income after provision for loan losses	955,765	836,522
Noninterest income
Service charges on deposit accounts	75,814	53,343

Brokerage fee income	152,284	203,778
Gain on sale of loans	19,329	-
Other loan fees	19,805	65,459
Other income	24,689	35,278
Total noninterest income	291,921	357,858

Noninterest expenses
Salaries and employee benefits	902,106	715,295
Director and committee fees	24,450	24,450
Data processing fees	72,373	104,028
Occupancy and equipment	239,272	205,726
Regulatory fees and deposit insurance premium	14,906	14,587
Advertising and public relations	82,442	88,507
Contributions and donations	21,519	21,965
Insurance and surety bond premiums	25,164	21,162
Professional fees	109,339	56,892
Supplies, telephone, postage	69,155	54,882
ATM expenses	9,669	8,160
Dues and subscriptions	13,365	17,587
Other expenses	66,145	56,144
Total noninterest expenses	1,649,905	1,389,385

(Loss) before income taxes	(402,219)	(195,005)
Income tax (benefit)	(128,996)	(82,599)
Net (loss)	$(273,223)	$(112,406)
Basic and diluted (loss) per share	$(0.09)	N/A

___________________
N/A-Not applicable, see Note 2.

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified On ESOP Shares	Total

Balance at June 30, 2005	$-	$-	$13,889,317	$-	$473,301	$-	$14,362,618
Comprehensive income (loss)
Net income (loss)	-	-	(112,406)	-	-	-	(112,406)
Net decrease in fair value of securities classified as available-for-sale, net of income taxes	-	-	-	-	(134,343)	-	(134,343)
Total comprehensive income							(246,749)
Balance at September 30, 2005	$-	$-	$13,776,911	$-	$338,958	$-	$14,115,869

Balance at June 30, 2006	32,975	13,617,427	12,820,516	(1,226,280)	(149,962)	(61,033)	25,033,643
Comprehensive loss	-	-		-	-	-
Net income (loss)	-	-	(273,223)	-	-	-	(273,223)
Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	-	-	-	-	69,745	-	69,745
Total comprehensive loss							203,478

Release of 2,271 unearned ESOP shares	-	(1,773)	-	22,710	-	-	20,937
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	(28,017)	(28,017)
Balance at September 30, 2006	$32,975	$13,615,654	$12,547,293	$(1,203,570)	$80,217	$(89,050)	$24,823,085

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(273,223)	$(112,406)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	91,439	48,523
Federal Home Loan Bank stock dividends	(32,500)	(22,800)
ESOP expense	20,937	-
Amortization of:
Deferred loan origination costs, net	(14,156)	(100,397)
Premiums and discounts	3,875	9,091
Provision for loan losses	30,000	30,000
Gain on sale of loans	(19,329)	-
Loans originated for sale	(1,222,291)	-
Proceeds from sale of loans	1,241,620	-
Change in:
Accrued interest receivable	(108,449)	(125,818)
Other assets	(535,321)	(473,788)
Accrued interest payable and other liabilities	(46,350)	23,317
Net cash from operating activities	(863,748)	(724,278)

Cash flows from investing activities:
Net change in loans	(2,108,156)	(18,202,996)
Securities available-for-sale
Proceeds from principal repayments	84,977	276,538
Securities held-to-maturity
Proceeds from principal repayments	49,628	97,258
Purchases of Federal Home Loan Bank stock.	-	(214,300)
Purchase of premises and equipment	(741,684)	(138,907)
Net cash from investing activities	(2,715,235)	(18,182,407)

Cash flows from financing activities:
Net change in deposits	(4,965,017)	13,286,921
Proceeds from Federal Home Loan Bank borrowings	8,500,000	30,500,000
Repayments of Federal Home Loan Bank borrowings	(679,344)	(24,776,062)
Net change in advance payments from borrowers for taxes and insurance……	(492,566)	(381,129)
Net cash from financing activities	2,363,073	18,629,730
Increase/decrease in cash and cash equivalents	(1,215,910)	(276,955)
Cash and cash equivalents, beginning of period	4,092,931	2,159,699

Cash and cash equivalents, end of period	$2,877,021	$1,882,744

Supplemental cash flow information:
Interest paid on deposits and borrowings	$1,534,045	$386,446
Income taxes (refunded) paid	-	45,000

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$89,050	$-

See notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2006

(1) Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended September 30, 2006 include the accounts of Equitable Financial Corp. (“Equitable Financial” or the “Company) and its wholly owned subsidiary, Equitable Bank (the “Bank”). The Company was incorporated on November 8, 2005 for the purpose of serving as the holding company of the Bank as part of the Bank’s mutual holding company reorganization and minority stock issuance. As described in note 3 below, the reorganization was completed on November 8, 2005. All significant intercompany accounts and transactions have been eliminated. The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network. The financial statements for the periods prior to November 8, 2005 include only the accounts of the Bank, as the Company was not in existence during such period.

The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, deferred tax valuation and the fair values of financial instruments.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

(2) Earnings Per Share

 Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Weighted average common shares outstanding during the period includes allocated and committed-to-be-released employee stock ownership plan shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents; consequently, basic and diluted earnings (loss) per share are the same.

	2006	2005
	(Dollars in thousands)
Net (loss) for the three months ended September 30	$(273,000)	$(112,000)
Weighted average shares outstanding for the quarter	3,174,881	N/A
Earnings (loss) per share	$(0.09)	N/A

Earnings per share data is not presented for the three months ended September 30, 2005, as the Company had no shares outstanding prior to the Company’s incorporation and initial public offering on November 8, 2005.

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

(4) Employee Stock Ownership Plan

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees. The ESOP borrowed approximately $1.3 million from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $145,000 are to be made by the ESOP.

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

(5) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of the statement on its financial position, results of operations and liquidity.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations and liquidity.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, which was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practices for the build up of improper amounts on the balance sheet. The Company is in the process evaluating the potential impact of the standard for future periods.

Also in September 2006, under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the task force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual life policy. The task force also noted that any amount ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended September 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Equitable Financial MHC, Equitable Financial and Equitable Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Equitable Financial MHC, Equitable Financial and Equitable Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Equitable Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Equitable Financial and Equitable Bank’s market area, changes in real estate market values in Equitable Financial and Equitable Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

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

General

Equitable Financial was organized on November 8, 2005 in connection with the Bank’s mutual holding company reorganization. The information as of and for the three months ended September 30, 2006 includes Equitable Financial’s information. The information in this report for the periods prior to November 8, 2005 and including the financial statements and related financial data, relates to the Bank only.

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

The Federal Deposit Insurance Corporation, through the Deposit Insurance Fund, insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Statement of Financial Condition Analysis

Overview. Total assets at September 30, 2006 were $180.9 million, an increase of $2.1 million or 1.2% from total assets of $178.8 million at June 30, 2006. Total liabilities at September 30, 2006 were $156.1 million, compared to $153.7 million at June 30, 2006, an increase of $2.4 million or 1.6%. Stockholders’ equity decreased to $24.8 million at September 30, 2006 from $25.0 million at June 30, 2006, a decrease of $200,000 or 0.8%.

Loans. We originate commercial business (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial business loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family	$78,739	50.5%	$80,031	52.0%
Multi-family	7,061	4.5	7,480	4.9
Nonresidential	31,672	20.3	30,169	19.6
Total real estate mortgage loans	117,472	75.3	117,680	76.5
Construction	4,363	2.8	3,790	2.5
Commercial	18,874	12.1	17,480	11.3
Consumer:
Home equity	12,449	8.0	12,287	8.0
Other consumer	2,912	1.8	2,726	1.7
Total consumer loans	15,361	9.8	15,013	9.7

Total loans	156,070	100.0%	153,963	100.0%
Deferred loan origination costs, net	357		371
Allowance for loan losses	(955)		(926)

Loans, net	$155,472		$153,408

Loans, net, increased $2.1 million, or 1.4%, to $155.5 million at September 30, 2006 compared to $153.4 million at June 30, 2006. The increase was primarily the result of commercial loan originations in all three markets of Grand Island, North Platte and Omaha, Nebraska.

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate ─ mortgage	$338	$452
Construction	─	─
Commercial	─	─
Consumer	34	38

Total nonaccrual loans	372	490
Loans 90 days, still on accrual	65	65
Foreclosed assets, net	─	─

Total nonperforming assets	$437	$555

Total nonperforming loans to total loans	0.3%	0.4%
Total nonperforming loans to total assets	0.2	0.3
Total nonperforming assets to total assets	0.2	0.3

Nonaccrual loans decreased $118,000 to $372,000 at September 30, 2006, compared to $490,000 at June 30, 2006. The decrease represents one loan which became current during the quarter.

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $18,000, or 0.2%, between June 30, 2006 and September 30, 2006. The decrease was the result of repayments of $85,000 net amortization of $3,000, offset by an increase in the market value of the portfolio of $106,000. Securities held-to-maturity decreased $51,000, or 5.5%, between June 30, 2006 and September 30, 2006. This decrease was the result of repayments of $50,000 and net amortization of $1,000. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management the intent to hold these securities until a market price recovery or maturity.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2006		June 30, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing accounts	$5,933	5.1%	$5,748	4.7%
Interest-bearing NOW	11,306	9.7	11,542	9.5
Money market	6,601	5.6	5,878	4.8
Savings accounts	3,992	3.4	4,445	3.6
Certificates of deposit	89,125	76.2	94,309	77.4
Total	$116,957	100.0%	$121,922	100.0%

Total deposits decreased to $117.0 million from $121.9 million during the three months ended September 30, 2006, a decrease of $5.0 million or 4.1%. Although core deposits increased $219,000, or 0.8%, certificates decreased $5.2 million or 5.5%. The decrease in certificates was primarily the result of a decrease in brokered certificates from $17.4 million at June 30, 2006 to $13.5 million at September 30, 2006.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings increased $7.8 million to $38.4 million at September 30, 2006 from $30.6 million at June 30, 2006. The increase was in floating rate advances, which the Bank believes is the most favorable funding product that coincides with its interest rate projections. The advances outstanding at September 30, 2006 mature in 2006 through 2015.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Overview. We recorded a net loss of approximately $273,000 during the three months ended September 30, 2006, compared to a net loss of $112,000 during the three months ended September 30, 2005. The further loss was due primarily to the additional expenses incurred opening our new facilities in Grand Island, North Platte and Omaha, and increases in professional fees due to our ongoing strategic activities, including our expansion activities.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in Thousands)
Interest Income:
Loans	$2,380	$1,827	30.3%
Securities	137	156	(12.2)
Other	14	9	55.6
Total interest income	$2,531	$1,992	27.1%

Interest Expense:
Deposits	$1,087	$694	56.6%
Federal Home Loan Bank borrowings	459	431	6.5
Total interest expense	$1,546	$1,125	37.4%
Net interest income	$985	$867	13.6%

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Loans	$154,853	6.2%	$130,792	5.6%
Securities and other	12,851	4.7	16,128	4.1
Total interest-bearing deposits	116,130	3.7	99,352	2.8
FHLB borrowings	35,048	5.2	35,814	4.8

Interest rate spread		1.9		2.1
Net interest margin		2.4		2.4

Net interest income for the three months ended September 30, 2006 increased $119,000, or 13.8%, compared to the same period last year, as a result of an increase in the loan portfolio funded by interest-bearing deposit accounts. Total interest income increased $540,000 as a result of loan growth, primarily in the commercial loan portfolio, and an increase in the yield on loans.  This increase in interest income was partially offset by an increase in total interest expense of $421,000 as a result of increased average balances of interest bearing liabilities and an increased cost of funds.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the provision for loan losses for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$926	$786
Provision for loan losses	30	30
Charge-offs	(2)	(9)
Recoveries	1	80
Allowance at end of period	$955	$887
Allowance to nonaccrual loans	256.7%	261.7%
Allowance to total loans outstanding at the end of the period	0.6	0.6
Net charge-offs to average loans outstanding during the period	0.0	(0.1)

Recoveries totalled $1,000 as of September 30, 2006 compared to $80,000 as of September 30, 2005. The higher recovery amount in 2005 was due to the Bank’s charge off of a commercial property early in 2005 and then a subsequent recovery of $80,000 in the quarter ended September 30, 2005 on the same property.

Noninterest Income. The $66,000 decrease in noninterest income was primarily due to a $51,000 decrease in brokerage fee income, a $46,000 decrease in other loan fees and an $11,000 decrease in other income, partially offset by a $22,000 increase in service charges on deposit accounts from the increased deposit activity created by our new branches. The decrease in fee income was due to reduced brokerage activity and loan originations compared to the three months ended September 30, 2005. Gain on sale of loans increased $19,000. This was due to the Bank’s recent decision to sell substantially all fixed rate mortgage loans when originated.

Noninterest Expenses. Total noninterest expenses increased $261,000, or 18.8%, for the three months ended September 30, 2006, from the three months ended September 30, 2005. This increase is primarily a result of an increase in salaries and employee benefits related to the opening of three new facilities in Omaha, North Platte and Grand Island. The Bank also recorded increases in professional fees due to our ongoing strategic activities, including our expansion activities. Our noninterest expenses are likely to continue to increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans.

Income Taxes. The Bank recorded a tax benefit of $129,000 during the three months ended September 30, 2006 compared to a tax benefit of $83,000 during the three months ended September 30, 2005. The effective tax rate was (32.1)% for the three months ended September 30, 2006 compared to (42.4)% for the three months ended September 30, 2005. The tax benefits at September 30, 2006 and 2005 were calculated based on the tax items and the operating loss recorded during the respective quarters.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $2.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $313,000 at September 30, 2006. Total securities classified as available-for-sale were $9.4 million at September 30, 2006. Of this amount, $6.7 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $70.3 million from the Federal Home Loan Bank of Topeka. On September 30, 2006, we had $38.4 million of borrowings outstanding. It is our intention to hold these advances to maturity. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At September 30, 2006, we had $15.6 million in loan commitments outstanding, which consisted of $1.5 million of mortgage loan commitments, $5.6 million in unused home equity lines of credit, $154,000 in personal lines of credit and $8.4 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $64.9 million, or 72.8%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2006 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

Since March 31, 2005, we have opened the following new offices: an additional loan production and retail investment office in Grand Island that we intend to convert to a full-service branch in October 2006; a full-service branch in North Platte; and a full-service branch in Omaha. Based on current estimates, we expect the total cost of the land and construction for the new Grand Island and North Platte locations to be $2.3 million, of which $2.1 million had been incurred at September 30, 2006. We currently lease our initial location in Omaha with the annual lease expenses of $120,000.

Item 3. Controls and Procedures

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

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing, implementing and continuing to enhance disclosure controls to correct the material weakness set forth above. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended September 30, 2006 and at September 30, 2006, the Company had not publicly announced repurchase plans or programs.

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

EQUITABLE FINANCIAL CORP.

Dated: November 13, 2006	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2006	By:	/s/ Kim E. Marco
Kim E. Marco Executive Vice President and Chief Financial Officer (principal financial and accounting officer)