Form 10QSB
period 2006-12-31
EQUITABLE FINANCIAL CORP
filed 2007-02-14
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☐ No ☒

As of February 13, 2007 there were 3,297,509 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Financial Condition
(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Cash and due from financial institutions	$3,254,960	$2,392,931
Federal funds sold	-	1,700,000
Cash and cash equivalents	3,254,960	4,092,931
Securities available-for-sale, at fair value	7,290,357	9,429,663
Securities held-to-maturity, fair value at December 31, 2006 - $811,189; and June 30, 2006-$888,342	818,674	915,184
Federal Home Loan Bank stock, at cost	2,379,000	2,311,800
Loans, net of allowance for loan losses of $927,911 at December 31, 2006 and $926,312 at June 30, 2006	161,870,996	153,408,146
Premises and equipment, net	6,977,645	6,067,331
Foreclosed assets, net	82,900	-
Accrued interest receivable	1,225,315	1,153,751
Other assets	2,057,833	1,382,255
Total assets	$185,957,680	$178,761,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$5,881,248	$5,748,057
Interest-bearing deposits	116,354,005	116,173,516
Total deposits	122,235,253	121,921,573
Federal Home Loan Bank borrowings	37,775,054	30,604,426
Advance payments from borrowers for taxes and insurance	947,494	893,846
Accrued interest payable and other liabilities	403,626	246,540
Common stock in ESOP subject to contingent repurchase obligation	131,318	61,033
Commitments and contingencies	-	-
Total liabilities	161,492,745	153,727,418
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares, no shares are outstanding	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued and outstanding at December 31, 2006 and June 30, 2006.	32,975	32,975
Additional paid-in capital	13,619,629	13,617,427
Retained earnings	12,195,366	12,820,516
Accumulated other comprehensive loss, net	(70,857)	(149,962)
Unearned ESOP shares	(1,180,860)	(1,226,280)
Reclassification of ESOP shares	(131,318)	(61,033)
Total stockholders’ equity	24,464,935	25,033,643
Total liabilities and stockholders’ equity	$185,957,680	$178,761,061

See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest Income
Loans	$2,494,152	$2,082,999	$4,874,046	$3,909,747
Securities	125,860	158,428	262,778	314,126
Other	12,113	12,190	26,868	21,223
Total interest income	2,632,125	2,253,617	5,163,692	4,245,096

Interest Expense
Deposits	1,172,571	826,431	2,259,099	1,519,888
Federal Home Loan Bank borrowings	504,189	436,163	963,463	867,663
Total interest expense	1,676,760	1,262,594	3,222,562	2,387,551

Net interest income	955,365	991,023	1,941,130	1,857,545
Provision for loan losses	30,000	30,000	60,000	60,000

Net interest income after provision for loan losses	925,365	961,023	1,881,130	1,797,545
Non-interest income
Service charges on deposit accounts	83,935	58,099	159,749	111,442
Gain on sale of investments	-	340,394	-	340,394
Brokerage fee income	189,786	162,836	342,070	366,614
Gain (loss) on sale of loans	35,563	(142,992)	54,892	(142,992)
Other loan fees	20,768	43,997	40,573	109,456
Other income	25,566	24,218	50,255	59,496
Total non-interest income	355,618	486,552	647,539	844,410

Non-interest expenses
Salaries and employee benefits	1,086,650	881,752	1,988,756	1,597,047
Director and committee fees	24,450	24,450	48,900	48,900
Data processing fees	64,883	80,855	137,256	184,883
Occupancy and equipment	269,303	202,685	508,575	408,411
Regulatory fees and deposit insurance premium	19,011	14,434	33,917	29,021
Advertising and public relations	64,310	68,704	146,752	157,211
Contributions and donations	17,784	782,240	39,303	804,205
Insurance and surety bond premiums	26,417	21,673	51,581	42,835
Professional fees	123,899	52,559	233,238	109,451
Supplies, telephone, postage	75,305	60,913	144,460	115,795
ATM expenses	7,235	9,087	16,904	17,247
Dues and subscriptions	8,700	11,671	22,065	29,258
Other expenses	100,259	64,964	166,404	121,108
Total non-interest expenses	1,888,206	2,275,987	3,538,111	3,665,372

(Loss) before income taxes	(607,233)	(828,412)	(1,009,442)	(1,023,417)
Income tax benefit	(255,296)	(316,618)	(384,292)	(399,217)
Net loss	$(351,927)	$(511,794)	$(625,150)	$(624,200)
Basic and diluted loss per share	$(0.11)	$(0.16)	$(0.20)	$(0.20)

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Six Months Ended December 31, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified On ESOP Shares	Total
Balance at June 30, 2005	$-	$-	$13,889,317	$-	$473,301	$-	$14,362,618
Distribution to Capitalize Equitable Financial MHC	-	-	(100,000)	-	-	-	(100,000)
Issuance of common stock, net of offering costs	32,348	13,106,839	-	-	-	-	13,139,187
Purchase of 129,262 shares of ESOP	-	-	-	(1,292,620)	-	-	(1,292,620)
Donation of 62,653 shares to Equitable Charitable Foundation	627	625,903					626,530
Comprehensive income (loss):
Net income loss	-	-	(624,200)	-	-	-	(624,200)
Net decrease in fair value of securities classified as available-for-sale, net of income taxes	-	-	-	-	(333,219)	-	(333,219)
Total comprehensive loss, net	-	-	-	-	-	-	(957,419)
Release of 2,092 unearned ESOP shares	-	-	-	20,920	-	-	20,920
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	(19,874)	(19,874)
Balance at December 31, 2005	$32,975	$13,732,742	$13,165,117	$(1,271,700)	$140,082	$(19,874)	$25,799,216
Balance at June 30, 2006	32,975	13,617,427	12,820,516	(1,226,280)	(149,962)	(61,033)	25,033,643
Comprehensive income (loss):
Net income loss	-	-	(625,150)	-	-	-	(625,150)
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	-	-	-	-	79,105	-	79,105
Total comprehensive loss, net							(546,045)
Release of 4,542 unearned ESOP shares	-	2,202	-	45,420	-	-	47,622
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	(70,285)	(70,285)
Balance at December 31, 2006	$32,975	$13,619,629	$12,195,366	$(1,180,860)	$(70,857)	$(131,318)	$24,464,935

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(625,150)	$(624,200)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	192,598	109,630
Amortization of premiums and discounts	7,078	18,333
Federal Home Loan Bank stock dividends	(67,200)	(50,354)
Charitable Foundation donation	-	626,530
ESOP expense	47,622	20,920
Deferred loan origination costs, net	(20,699)	143,016
Provision for loan losses	60,000	60,000
Gain on sale of loans	(54,892)	142,972
Loans originated for sale	(3,925,324)	-
Proceeds from sale of loans	4,086,243	-
Gain on sale of stock	-	(340,394)
Loss on transfer of foreclosed asset	(51,673)	-
Change in:
Accrued interest receivable	(71,564)	(169,307)
Other assets	(653,543)	(356,988)
Accrued interest payable and other liabilities	157,086	(68,984)
Net cash from operating activities	(919,418)	(488,626)

Cash flows from investing activities:
Net change in loans	(8,661,210)	(30,047,761)
Proceeds from sale of loans	-	6,328,580
Proceeds from sale of stock	-	346,076
Securities available-for-sale
Proceeds from principal repayments	2,218,411	1,110,665
Securities held-to-maturity
Proceeds from principal repayments	89,202	194,823
Purchases of Federal Home Loan Bank stock	-	(214,046)
Purchase of premises and equipment	(1,102,912)	(366,573)
Net cash from investing activities	(7,456,509)	(22,648,236)

Cash flows from financing activities:
Net change in deposits	313,680	15,765,939
Proceeds from Federal Home Loan Bank borrowings	34,100,000	51,200,000
Repayments of Federal Home Loan Bank borrowings	(26,929,372)	(52,017,988)
Net change in advance payments from borrowers for taxes and insurance	53,648	115,693
Net proceeds from initial stock offering	-	13,139,187
Purchase of ESOP shares	-	(1,292,620)
Distribution to capitalize Equitable Financial MHC	-	(100,000)
Net cash from financing activities	7,537,956	26,810,211
Increase/decrease in cash and cash equivalents	(837,971)	3,673,149
Cash and cash equivalents, beginning of period	4,092,931	2,159,699
Cash and cash equivalents, end of period	$3,254,960	$5,832,848
Supplemental cash flow information:
Interest paid on deposits and borrowings	$3,155,253	$2,373,605
Income taxes paid	-	80,133
Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$131,318	$19,874
Transfer of loan to foreclosed real estate	82,900	-

See notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
December 31, 2006

(1) Basis of Presentation

Equitable Financial Corp. (“Equitable Financial” or the “Company”) was organized as a federal corporation at the direction of Equitable Bank (the “Bank”) in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 43.1% of its outstanding shares of common stock (1,421,226 shares) to the public, contributed 1.9% of its outstanding shares of common stock (62,653 shares) plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 55% of its outstanding shares of common stock (1,813,630 shares) to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

The unaudited consolidated financial statements as of and for the period ended December 31, 2006 include the accounts of Equitable Financial and its wholly owned subsidiary, the Bank. The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network. The financial statements for the periods prior to November 8, 2005 include only the accounts of the Bank, as the Company was not in existence during such period.

The accompanying unaudited consolidated financial statements have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all of the information and notes required for a complete audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the three and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(2) Critical Accounting Policies

Allowance for loan losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Mortgage Servicing Rights. The estimated value of mortgage servicing rights are capitalized upon the sale of loans. The estimated value takes into consideration contractually known amounts, such as loan balance, term and interest rate. These estimates are impacted by loan prepayment speeds, servicing costs, and discount rates used to compute a present value of the cash flow stream. Changes in these estimates impact fair value and could require the creation of a valuation allowance or recovery. The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of mortgage servicing rights. Generally, as interest rates decline, prepayments accelerate with increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights. As interest rates rise, prepayments generally slow, which results in an increase in the fair value of mortgage servicing rights. All estimates are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of fair value is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

(3) Earnings Per Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Net loss	$(351,927)	$(511,794)	$(625,150)	$(624,200)
Weighted average shares outstanding for the quarter	3,177,152	3,168,247	3,176,017	3,168,247
Loss per share	$(0.11)	$(0.16)	$(0.20)	$(0.20)

The 2005 earnings per share calculation is based on the earnings of the Company from November 8, 2005, the date of the initial public offering of the Company, through December 31, 2005.

(4) Loan Portfolio Composition

We originate commercial business (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial business loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31, 2006		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One- to four-family	$76,217	46.9%	$80,031	52.0%
Multi-family	6,935	4.3	7,480	4.9
Nonresidential	36,208	22.3	30,169	19.6
Total real estate-mortgage loans	119,360	73.5	117,680	76.5
Construction	5,904	3.6	3,790	2.5
Commercial	22,237	13.7	17,480	11.3
Consumer:
Home equity	11,845	7.3	12,287	8.0
Other consumer	3,061	1.9	2,726	1.7
Total consumer loans	14,906	9.2	15,013	9.7
Total loans	162,407	100.0%	153,963	100.0%
Deferred loan origination costs, net	392		371
Allowance for loan losses	(928)		(926)
Loans, net	$161,871		$153,408

(5) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the three and six months ended December 31, 2006 and 2005.

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$955	$887	$926	$786
Provision for loan losses	30	30	60	60
Charge-offs	(57)	(5)	(58)	(14)
Recoveries	─	1	─	81
Allowance at end of period	$928	$913	$928	$913
Allowance to nonaccrual loans	416.1%	186.3%	416.1%	186.3%
Allowance to total loans outstanding at the end of the period	0.6	0.6	0.6	0.6
Net charge-offs to average loans outstanding during the period	0.0	0.0	0.0	0.0

(6) Deposits

Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31, 2006		June 30, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing accounts	$5,881	4.8%	$5,748	4.7%
Interest-bearing NOW	12,338	10.1	11,542	9.5
Money market	8,288	6.8	5,878	4.8
Savings accounts	4,256	3.5	4,445	3.6
Certificates of deposit	91,472	74.8	94,309	77.4
Total	$122,235	100.0%	$121,922	100.0%

(7)  Investment and mortgage-backed securities

The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at December 31, 2006, and June 30, 2006 are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$1,864,613	$12,520	$41,681	$1,835,452
U.S. government securities and agency obligations	4,540,222	-	69,694	4,470,528
Municipal obligations	992,879	257	8,759	984,377
Total investment and mortgage-backed securities, available-for-sale	$7,397,714	$12,777	$120,134	$7,290,357

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Mortgage-backed securities	$2,068,332	$12,486	$78,697	$2,002,121
U.S. government securities and agency obligations	6,595,797	-	133,577	6,462,220
Municipal obligations	992,748	-	27,426	965,322
Total investment and mortgage- backed securities, available-for-sale	$9,656,877	$12,486	$239,699	$9,429,663

Management believes that all unrealized losses as of December 31, 2006, are market-related, with no impairments. The unrealized losses are believed to be due to movements in interest rates and temporary in nature. As of December 31, 2006, we have the ability and intent to hold these securities to maturity.

(8) Employee Stock Ownership Plan

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

We account for our ESOP in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, as shares are committed to be released from collateral, we report employee compensation expense equal to the average market price of the shares and the shares become outstanding for earnings per share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares may become a liability.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
ESOP compensation expense	$26,684	$19,351	$47,622	$19,351
ESOP shares allocated to employees	2,271	2,092	4,542	2,092
ESOP shares unallocated	118,086	127,170	118,086	127,170
Fair value of ESOP shares unallocated	$1,387,511	$1,208,115	$1,387,511	$1,208,115

(9) Equity Incentive Plan

In November 2006, the Company’s stockholders approved the Equitable Financial Corp. Equity Incentive Plan. The plan provides for the grant of options and stock awards to directors, officers, and employees of the Company. Under the terms of the Plan, 226,208 shares of the Company’s common stock were reserved for issuance. Of the 226,208 shares of common stock, 161,577 shares were reserved for issuance upon the exercise of stock options and 64,631 shares were registered for restricted stock awards. As of December 31, 2006 no options or shares have been granted.

When the Company commences the restricted stock award program, compensation expense will be recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. The unamortized cost of shares not yet vested is reported as a reduction of stockholders’ equity. No compensation expense has been recorded pertaining to this Plan as of December 31, 2006 as the Company has not implemented the stock award program.

(10) Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practices for the build up of improper amounts on the balance sheet. The Company is in the process of evaluating the potential impact of the standard for future periods.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

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

General

Equitable Financial was organized on November 8, 2005 in connection with the Bank’s mutual holding company reorganization. The information as of and for the three and six months ended December 31, 2006 includes Equitable Financial’s information. The information in this report for the periods prior to November 8, 2005 and including the financial statements and related financial data, relates to the Bank only.

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

Statement of Financial Condition Analysis

Overview. Total assets at December 31, 2006 were $186.0 million, an increase of $7.2 million or 4.0% from total assets of $178.8 million at June 30, 2006. Total liabilities at December 31, 2006 were $161.5 million, compared to $153.7 million at June 30, 2006, an increase of $8.3 million or 5.4%. Stockholders’ equity at December 31, 2006 was $24.5 million compared to $25.0 million at June 30, 2006, a decrease of $500,000 or 2.0%.

Loans.  We originate commercial business (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial business loans. Loans, net increased $8.5 million, or 5.5%, to $161.9 million at December 31, 2006 compared to $153.4 million at June 30, 2006. The increase was primarily the result of loan originations generated in our expanded branch network in Grand Island, North Platte and Omaha, Nebraska.

Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended December 31, 2006. There were no accruing loans past due 90 days or more for the period ended December 31, 2006.

	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Real estate-mortgage	$223	$452
Consumer	─	38
Total non-accrual loans	223	490
Loans 90 days, still on accrual	─	65
Foreclosed assets, net	83	─
Total non-performing assets	$306	$555
Total non-performing loans to total loans	0.1%	0.3%
Total non-performing loans to total assets	0.1	0.3
Total non-performing assets to total assets	0.2	0.3

Non-accrual loans decreased $267,000 to $223,000 at December 31, 2006, compared to $490,000 at June 30, 2006.

Foreclosed assets increased $83,000 during the period ended December 31, 2006 which represented one real estate foreclosure.

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $2.1 million, or 22.7%, between June 30, 2006 and December 31, 2006. The decrease was the result of maturities in the portfolio of $2.0 million and a decrease in the market value of the portfolio of $96,000. Securities held-to-maturity decreased $97,000, or 10.5%, between June 30, 2006 and December 31, 2006. This decrease was the result of repayments of $95,000 and net amortization of $2,000. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management intent to hold these securities until a market price recovery or maturity.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits increased to $122.2 million from $121.9 million during the six months ended December 31, 2006, an increase of $313,000 or 0.3%. Although core deposits increased $3.2 million, or 11.4%, certificates decreased $2.8 million or 3.0%. The decreased in certificates was primarily the result of a decrease in brokered certificates from $17.4 million at June 30, 2006 to $12.0 million at December 31, 2006, partially offset by an increase in certificates due to new branch locations.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings increased $7.2 million to $37.8 million at December 31, 2006 from $30.6 million at June 30, 2006. The increase was in floating rate advances, which the Company believes is the most favorable funding product that coincides with its interest rate projections. The advances outstanding at December 31, 2006 mature in 2006 through 2015.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Overview. We recorded a net loss of $352,000 during the three months ended December 31, 2006, compared to a net loss of $512,000 during the three months ended December 31, 2005. The loss was due primarily to the additional expenses incurred from our new facilities in Grand Island, North Platte and Omaha, and increases in professional fees due to the conversion to stock ownership of our Company.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005	% Change
	(Dollars in Thousands)
Interest Income:
Loans	$2,494	$2,083	19.7%
Securities	126	159	(20.8)
Other	12	12	─
Total interest income	2,632	2,254	16.8

Interest Expense:
Deposits	1,173	827	41.8
Federal Home Loan Bank borrowings	504	436	15.6
Total interest expense	1,677	1,263	32.8
Net interest income	$955	$991	(3.6)%

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2006 and 2005.

	Three months ended December 31,
	2006			2005
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$159,077	$2,494	6.3%	$146,648	$2,083	5.7%
Securities and other	11,114	138	5.0	15,548	171	4.4
Total interest-bearing assets	170,191	2,632	6.2	162,196	2,254	5.6

Total interest-bearing deposits	113,960	1,173	4.1	113,657	827	2.9
FHLB borrowings	36,972	504	5.5	35,013	436	5.0
Total interest-bearing liabilities	150,932	1,677	4.4	148,670	1,263	3.4

Interest rate spread			1.8			2.2
Net interest margin			2.3			2.4

Net interest income for the three months ended December 31, 2006 decreased $36,000, or 3.6%, compared to the same period last year, as a result of a decrease in the interest rate spread of 0.4% and a decrease in net interest margin of 0.1%. The decrease in interest rate spread is due to the rising rate environment causing the Company’s cost of funds to increase.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The charge-offs for the three months ended December 31, 2006 represented the write off of real estate loans relating to one customer. This charge-off of $57,000 was recorded to arrive at the net realizable value of $83,000 for the foreclosed asset.

Non-interest Income.  During the quarter ended December 31, 2006 non-interest income decreased $131,000 from the comparable period in 2005. For the three months ended December 31, 2005, a gain of $340,000 was recorded on the sale of Freddie Mac common stock; no such sales were made during the same period of 2006. This loss of non-interest income was offset by a gain on sale of loans of $36,000 during the period ended 2006 compared to a loss during 2005 of $143,000. In addition the bank had an increase of $26,000 in service charges on deposit accounts for the period ended December 31, 2006. These increases were the result of the Banks recent decision to sell substantially all fixed rate mortgage loans when originated and the increased deposit activity created by our new branches.

Non-interest Expenses. Total non-interest expenses decreased $388,000, or 17.0%, for the three months ended December 31, 2006, from the three months ended December 31, 2005. During 2005, a contribution expense of $726,000 was recorded in connection with the establishment of the Equitable Charitable Foundation, no comparable expenditures were made in 2006. Increases in salaries and employee benefits of $205,000 and in occupancy and equipment of $67,000 occurred during the period ended December 31, 2006. These increases were the result of operating three recently added facilities in Omaha, North Platte and Grand Island. The Company also recorded increases in professional fees of $71,000 and supplies, telephone and postage of $14,000 due to the public ownership of the Company. Additionally, an increase in state sales and use tax expense, due to an audit by the Nebraska Department of Revenue, contributed $21,000 to the increase in other expense.

Income Taxes. The Company recorded a tax benefit of $255,000 during the three months ended December 31, 2006 compared to a tax benefit of $317,000 during the three months ended December 31, 2005. The tax benefits at December 31, 2006 and 2005 were calculated based on the tax items and the operating loss recorded during the respective quarters.

Results of Operations for the Six Months Ended December 31, 2006 and 2005

Overview. We recorded a net loss of $625,000 during the six months ended December 31, 2006, compared to a net loss of $624,000 during the six months ended December 31, 2005. The loss was due primarily to the additional expenses incurred from our new facilities in Grand Island, North Platte and Omaha, and increases in professional fees due to the conversion to stock ownership of our Company.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005	% Change
	(Dollars in Thousands)
Interest Income:
Loans	$4,874	$3,910	24.7%
Securities	263	314	(16.2)
Other	27	21	28.6
Total interest income	$5,164	$4,245	21.6%

Interest Expense:
Deposits	$2,259	$1,519	48.7%
Federal Home Loan Bank Borrowings	963	868	10.9
Total interest expense	$3,222	$2,387	35.0%
Net interest income	$1,942	$1,858	4.5%

The following table summarizes average balances and average yield and costs for the six months ended December 31, 2006 and 2005.

	Six months ended December 31,
	2006			2005
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$156,496	$4,874	6.2%	$138,213	$3,910	5.7%
Securities and other	11,933	290	4.9	15,825	335	4.4
Total interest-bearing assets	168,429	5,164	6.1	154,038	4,245	5.5

Total interest-bearing deposits	112,668	2,259	4.0	105,437	1,519	2.9
FHLB borrowings	36,010	963	5.4	35,235	868	5.0
Total interest-bearing liabilities	148,678	3,222	4.3	140,672	2,387	3.4

Interest rate spread			1.8			2.1
Net interest margin			2.3			2.4

Net interest income for the six months ended December 31, 2006 increased $84,000, or 4.5%, compared to the same period last year, as a result of an increase in average interest-bearing assets of $14.4 million, while interest-bearing liabilities increased $8.0 million. This increase was offset by a decrease in the interest rate spread of 0.3% and a decrease in net interest margin of 0.1%. The decrease in interest rate spread is due to the rising rate environment causing the Company’s cost of funds to increase.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The higher recovery amount in 2005 was due to the Company’s charge off of a commercial property early in 2005 and then a subsequent recovery of $80,000 in the quarter ended September 30, 2005 on the same property. The charge-offs for the six months ended December 31, 2006 represented the write off of real estate loans relating to one customer. This charge-off of $57,000 was recorded to arrive at the net realizable value of $83,000 for the foreclosed asset.

Non-interest Income.  The $197,000 decrease in non-interest income was primarily due to a gain of $340,000 recorded for the six months ended December 31, 2005 on the sale of Freddie Mac common stock, no such sales were made during the same period of 2006. In addition, other loan fees decreased $69,000 during the period ended 2006 due to accounting standards in effect. These decreases of non-interest income were offset by a gain on sale of loans of $55,000 during the period ended 2006 compared to a loss during 2005 of $143,000. In addition, the bank had an increase of $48,000 in service charges on deposit accounts for the period ended December 31, 2006. These increases were the result of the Bank’s recent decision to sell substantially all fixed rate mortgage loans when originated and the increased deposit activity created by our new branches.

Non-interest Expenses. Total non-interest expenses decreased $127,000, or 3.5%, for the six months ended December 31, 2006, from the six months ended December 31, 2005. During 2005, a contribution expense of $726,000 was recorded in connection with the establishment of the Equitable Charitable Foundation, no comparable expenditures were made in 2006. Increases in salaries and employee benefits of $392,000 and occupancy and equipment of $100,000 occurred during the six month period ended December 31, 2006. These increases were the result of operating three recently added facilities in Omaha, North Platte and Grand Island. The Company also recorded increases in professional fees of $124,000 and supplies, telephone and postage of $27,000 due to the public ownership of the Company. Additionally, an increase in state sales and use tax expense, due to an audit by the Nebraska Department of Revenue, contributed $21,000 to the increase in other expense. Our non-interest expenses are likely to continue to increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans.

Income Taxes. The Bank recorded a tax benefit of $384,000 during the six months ended December 31, 2006 compared to a tax benefit of $399,000 during the six months ended December 31, 2005. The tax benefits at December 31, 2006 and 2005 were calculated based on the tax items and the operating loss recorded during the respective periods.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $3.3 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $774,000 at December 31, 2006. Total securities classified as available-for-sale were $7.3 million at December 31, 2006. Of this amount, $5.5 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $72.3 million from the Federal Home Loan Bank of Topeka. On December 31, 2006, we had $37.8 million of borrowings outstanding. It is our intention to hold these advances to maturity. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2006, we had $15.2 million in loan commitments outstanding, which consisted of $1.5 million of mortgage loan commitments, $4.9 million in unused home equity lines of credit, and $165,000 in personal lines of credit and $8.7 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2006 totaled $72.0 million, or 78.7%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended December 31, 2006 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

Since March 31, 2005, we have opened the following new offices: a full-service branch in Grand Island; a full-service branch in North Platte; and a full-service branch in Omaha. The construction for the new Grand Island and North Platte locations has been completed and all costs have been capitalized as of December 31, 2006. We currently lease our initial location in Omaha with the annual lease expenses of $120,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk that is inherent in our lending and deposit taking activities. The results of operations for financial institutions may be materially and adversely affected by changes in economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Our net interest income and the net present value of our assets and liabilities are subject to fluctuations in interest rates. When interest-earnings assets such as loans are funded by interest-bearing liabilities such as deposits, FHLBank advances and other borrowings, a changing interest rate environment may have a significant effect on our financial condition and results of operations. To that end, we actively manage our interest rate risk exposure. Additionally, our loan portfolio is subject to credit risk. We manage credit risk primarily through our loan underwriting and oversight policies.

The principal objectives of our interest rate risk management function are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by our Board of Directors. Through such management, we seek to reduce the vulnerability of our operations to changes in interest rates. The extent of the movement in interest rates is an uncertainty that could have a negative impact on our future earnings. Our Board of Directors is responsible for development and oversight of our asset/liability policies and monitoring our interest rate risk position. Management reports trends and interest rate risk positions to our Board of Directors on a quarterly basis.

        We utilize the following strategies to manage interest rate risk: (a) emphasizing the origination for portfolio retention of loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity; (b) holding shorter term and/or adjustable-rate investment and mortgage-backed securities; (c) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (d) extending the maturities on borrowings. Additionally, we generally sell originated fixed-rate, one-to-four family residential loans into the secondary market with servicing retained.

        Our interest rate sensitivity is monitored by management through the use of financial modeling software which estimates the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the fair value of assets in the same scenario. The OTS produces a similar analysis using its own model, based upon data submitted in our quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily due to differences in assumptions utilized, including estimated loan prepayment speeds, reinvestment rates and deposit turnover rates.

Due to our recognition of the need to control our interest rate exposure, we have focused on loans with relatively higher yields, adjustable interest rates and shorter terms to maturity which are less subject to interest rate risk and primarily consist of second mortgage residential, multi-family residential, commercial real estate and land, construction, agricultural, business, warehouse mortgage lines of credit and consumer loans.

        Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in the interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

The financial statements, accompanying notes, and related financial data presented in Item 1. Financial Statements in Part I of this Form 10-QSB have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 4. Controls and Procedures

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

In particular, in connection with the audit for the year ended June 30, 2006, Crowe Chizek identified several adjustments and corrections that had to be incorporated into the consolidated financial statements as a result of Crowe Chizek’s audit. These adjustments encompassed various areas, including real estate taxes, income taxes, compensation, rent and capitalized interest. According to Crowe Chizek, these adjustments and corrections indicated that management’s internal review process over financial reporting was not appropriately designed and implemented. Specifically, Crowe Chizek advised the Board of Directors, the Audit Committee and management that: (a) a formal procedure was not in place to ensure that entries were recorded in accordance with U.S. generally accepted accounting principles and that the posting of these entries was appropriately reviewed; and (b) when there were departures from U.S. generally accepted accounting principles, a formal procedure was not in place to ensure that an analysis of the potential differences was completed, conclusions as to materiality documented and remediation steps determined on a quarterly and annual basis.

In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing, implementing and continuing to enhance disclosure controls to correct the material weakness set forth above. During the quarter ended December 31, 2006, the Company employed an internal auditor to further enhance its internal control environment. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

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

Item 1a. Risk Factors

        In addition to other information contained in this Form 10-QSB, the following risk factors should be considered in evaluating our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

        If the interest payments on our interest-bearing liabilities increase relative to the interest we earn on our interest-earning assets, our net interest income may decline. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. We seek to manage our exposure to interest rate fluctuations, however, changes in market interest rates are neither predictable or controllable and may have an adverse impact on our earnings and financial condition.

        Prevailing interest rates may significantly affect the overall demand for loans and could also impact the extent to which borrowers repay and refinance loans. Loan prepayments and refinancings, as well as prepayments of mortgage-backed securities, may increase in a declining interest rate environment. Call provisions associated with our investment in U.S. government securities and agency obligations and corporate securities may also negatively impact net interest income in a declining interest rate environment. Such prepayment, refinancing and security call activity may negatively impact the yield of our loan portfolio and investment and mortgage-backed security portfolios as we would reinvest the prepaid funds in a lower interest rate environment. Additionally, adjustable-rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount interest rates can increase or decrease at repricing dates.

        In a low interest rate environment, our level of core deposits may decline if our depositors seek higher yielding instruments or other investment products we are unable to offer. This may increase our cost of funds and decrease our net interest margin to the extent that alternative funding sources are utilized to fund our business activities. In an increasing interest rate environment, depositors tend to prefer longer term, higher costing time deposits which could adversely affect our net interest income if rates were to subsequently decline.

        Our focus on loans with relatively higher yields, adjustable interest rates and/or shorter terms to maturity increases our exposure to credit risk. These loans include second mortgage residential, multi-family residential, commercial real estate and land, construction, business, agricultural, warehouse mortgage lines of credit and consumer loans. These loans generally involve a greater degree of risk than fully-underwritten one-to-four family residential loans and typically have higher principal payments. Repayment of multi-family residential, commercial real estate and land, construction and agricultural loans generally is dependent upon sufficient income from the property to cover operating expenses and debt service. Our investment in construction loans significantly increased during the periods ended December 31, 2006 and June 30, 2006. Risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the property’s value when completed or developed compared to the projected cost (including interest) of the construction and other assumptions, including the approximate time to sell or lease the properties. Additionally, changes in the local economies in which loan collateral resides, which is outside of the control of the lender and borrower, could also affect the value of the collateral for the loan or the future cash flow of the affected property and result in a higher level of nonperforming loans.

        An inadequate allowance for loan losses could adversely affect our results of operations. We are exposed to the risk that our customers may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure full repayment. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses which is based on our historical loan loss experience for each group of loans as further adjusted for specific factors, including the following:

•	Trends and levels of delinquent, nonperforming or “impaired” loans;

•	Trends and levels of charge-offs and recoveries;

•	Trends in volume and underwriting terms or guarantees for loans;

•	Impact of changes in underwriting standards, risk tolerances or other changes in lending practices;

•	Changes in the value of collateral securing loans;

•	Total loans outstanding and the volume of loan originations;

•	Type, size, terms and geographic concentration of loans held;

•	Changes in qualifications or experience of lending staff;

•	Changes in local or national economic or industry conditions;

•	Number of loans requiring heightened management oversight;

•	Changes in credit concentration; and

•	Changes in regulatory requirements.

        If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We can make no assurances that our allowance for loan losses will be adequate to cover loan losses inherent in our portfolio.

        Competition could result in our loan portfolios and deposit base declining. We face increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, some of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors. Particularly intense competition exists for deposits and in all of the lending products we currently offer. Our competition for loans comes primarily from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. As a result of the competitive environment in which we operate, no assurances can be given that we will be able to continue to increase our loan portfolio and deposit base.

        If economic conditions decline, our financial condition and results of operations could be adversely affected. Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, governmental policies of the communities in which we do business and actions of regulatory authorities. A decline in the local or national economy could adversely affect our financial condition and results of operations, including through a decreased demand for loans or increased competition for loans, increased nonperforming loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned.

        Negative conditions in the real estate markets where collateral for our mortgage loans are located could adversely affect our borrower’s ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters.

        Legislative and regulatory issues could adversely affect our financial condition and results of operations. We are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator, and by the FDIC, which insures our deposits. As a member of the FHLBank, we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLBank. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our activities are also regulated under consumer protections laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse affect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended December 31, 2006 and at December 31, 2006, the Company had not publicly announced repurchase plans or programs.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 14, 2006. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes For	Votes Withheld
Pamela L. Price	3,168,606	79,851
Douglas J. Redman	3,192,811	55,646
Benedict P. Wassinger, Jr.	3,192,999	55,458

2.	The approval of the Equitable Financial Corp. 2006 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
2,692,085	247,413	12,825	296,134

3.
The appointment of Crowe Chizek and Company LLC as the independent registered public accountants for the Company for the fiscal year ended June 30, 2007 was ratified by stockholders by the following vote:

For	Against	Abstain	Broker Non-Votes
3,192,713	55,669	75	—

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Equitable Financial Corp. (1)

3.2	Bylaws of Equitable Financial Corp. (1)

4.0	Stock Certificate of Equitable Financial Corp. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on February 14, 2006.

(2)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: February 13, 2007	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh President and Chief Executive Officer (principal executive officer)

Dated: February 13, 2007	By:	/s/ Kim E. Marco
Kim E. Marco Executive Vice President and Chief Financial Officer (principal financial and accounting officer)