Form 10QSB
period 2007-03-31
EQUITABLE FINANCIAL CORP
filed 2007-05-15
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Yes ☐ No ☒

As of May 14, 2007 there were 3,232,878 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Financial Condition

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,619,940	$2,392,931
Federal funds sold	10,200,000	1,700,000
Cash and cash equivalents	12,819,940	4,092,931
Securities available-for-sale, at fair value	6,683,124	9,429,663
Securities held-to-maturity, fair value at March 31, 2007 - $740,438; and June 30, 2006-$888,342	747,367	915,184
Federal Home Loan Bank stock, at cost	2,413,600	2,311,800
Loans, net of allowance for loan losses of $989,776 at March 31, 2007 and $926,312 at June 30, 2006	150,371,110	153,408,146
Premises and equipment, net	6,947,744	6,067,331
Foreclosed assets, net	291,900	-
Accrued interest receivable	1,215,470	1,153,751
Other assets	2,135,780	1,382,255
Total assets	$183,626,035	$178,761,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$6,372,372	$5,748,057
Interest-bearing deposits	116,018,627	116,173,516
Total deposits	122,390,999	121,921,573
Federal Home Loan Bank borrowings	35,132,450	30,604,426
Advance payments from borrowers for taxes and insurance	1,265,774	893,846
Accrued interest payable and other liabilities	611,834	246,540
Common stock in ESOP subject to contingent repurchase obligation	138,504	61,033
Total liabilities	159,539,561	153,727,418
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares, no shares are outstanding	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued and outstanding at March 31, 2007 and June 30, 2006	32,975	32,975
Additional paid-in capital	13,620,310	13,617,427
Retained earnings	11,783,863	12,820,516
Accumulated other comprehensive loss, net	(54,020)	(149,962)
Unearned ESOP shares	(1,158,150)	(1,226,280)
Reclassification of ESOP shares	(138,504)	(61,033)
Total stockholders’ equity	24,086,474	25,033,643
Total liabilities and stockholders’ equity	$183,626,035	$178,761,061

See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest Income
Loans	$2,484,792	$2,134,775	$7,358,838	$6,044,519
Securities	115,688	140,434	378,466	454,563
Other	39,273	40,294	66,141	61,517
Total interest income	2,639,753	2,315,503	7,803,445	6,560,599

Interest Expense
Deposits	1,211,931	888,192	3,471,030	2,408,080
Federal Home Loan Bank borrowings	481,702	397,999	1,445,165	1,265,662
Total interest expense	1,693,633	1,286,191	4,916,195	3,673,742

Net interest income	946,120	1,029,312	2,887,250	2,886,857
Provision for loan losses	128,231	30,000	188,231	90,000
Net interest income after provision for loan losses	817,889	999,312	2,699,019	2,796,857
Non-interest income
Service charges on deposit accounts	92,129	59,501	251,878	170,943
Gain on sale of investments	-	354,189	-	694,583
Brokerage fee income	264,174	242,505	606,244	609,119
Loss on sale of loans	(99,282)	(1,739)	(44,390)	(144,731)
Other loan fees	9,141	33,523	49,714	142,979
Other income	25,786	15,583	76,041	75,079
Total non-interest income	291,948	703,562	939,487	1,547,972

Non-interest expenses
Salaries and employee benefits	1,107,720	843,947	3,096,476	2,440,994
Director and committee fees	27,300	24,450	76,200	73,350
Data processing fees	105,781	100,559	243,037	319,442
Occupancy and equipment	250,266	180,794	758,841	555,205
Regulatory fees and deposit insurance premium	17,402	15,710	51,319	44,731
Advertising and public relations	36,944	94,633	183,696	251,844
Contributions and donations	17,451	19,130	56,754	823,335
Insurance and surety bond premiums	15,631	20,298	67,212	63,133
Professional fees	92,140	112,081	325,378	221,532
Supplies, telephone, postage	57,520	57,848	201,980	173,643
ATM expenses	8,789	8,676	25,693	25,923
Dues and subscriptions	7,779	8,247	29,844	37,505
Other expenses	69,248	51,283	235,652	172,391
Total non-interest expenses	1,813,971	1,537,656	5,352,082	5,203,028

Income (loss) before income taxes	(704,134)	165,218	(1,713,573)	(858,199)
Income tax expense (benefit)	(292,631)	48,963	(676,923)	(350,254)
Net income (loss)	(411,503)	116,255	(1,036,653)	(507,945)
Basic and diluted earnings (loss) per share	$(0.13)	$0.04	$(0.33)	$(0.13)

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified On ESOP Shares	Total

Balance at June 30, 2005	$-	$-	$13,889,317	$-	$473,301	$-	$14,362,618
Distribution to capitalize Equitable Financial MHC	-	-	(100,000)	-	-	-	(100,000)
Issuance of common stock, net of offering costs	32,348	12,994,635	-	-	-	-	13,026,983
Purchase of 129,262 shares of ESOP	-	-	-	(1,292,620)	-	-	(1,292,620)
Donation of 62,653 shares to Equitable Charitable Foundation	627	625,903					626,530
Comprehensive loss:
Net loss	-	-	(507,945)	-	-	-	(507,945)
Net decrease in fair value of securities classified as available-for-sale, net of income taxes	-	-	-	-	(591,773)	-	(591,773)
Total comprehensive loss, net	-	-	-	-	-	-	(1,099,718)
Release of 4,363 unearned ESOP shares	-	(1,168)	-	34,831	-	-	33,663
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	(39,267)	(39,267)

Balance at March 31, 2006	$32,975	$13,619,370	$13,281,372	$(1,257,789)	$(118,472)	$(39,267)	$25,518,189

Balance at June 30, 2006	32,975	13,617,427	12,820,516	(1,226,280)	(149,962)	(61,033)	25,033,643
Comprehensive loss:
Net loss	-	-	(1,036,653)	-	-	-	(1,036,653)
Net increase in fair value of securities classified as available-for-sale, net of income taxes	-	-	-	-	95,942	-	95,942
Total comprehensive loss, net							(940,711)

Release of 6,813 unearned ESOP shares	-	2,883	-	68,130	-	-	71,013
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	(77,471)	(77,471)
Balance at March 31, 2007	$32,975	$13,620,310	$11,783,863	$(1,158,150)	$(54,020)	$(138,504)	$24,086,474

 See Notes to the Unaudited Consolidated Financial Statements.

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,036,653)	$(507,945)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	305,600	172,568
Amortization of premiums and discounts	10,218	23,717
Federal Home Loan Bank stock dividends	(101,800)	(77,854)
Charitable Foundation donation	-	626,530
ESOP expense	71,013	34,831
Deferred loan origination costs, net	(23,914)	60,384
Provision for loan losses	188,231	90,000
Loss on sale of loans	44,390	144,731
Loss on disposal of premises and equipment	21,009	-
Loans originated for sale	(6,218,624)	-
Proceeds from sale of loans originated for sale	6,268,051	-
Gain on sale of stock	-	(694,583)
Change in:
Accrued interest receivable	(61,719)	(355,220)
Other assets	(714,873)	(436,021)
Accrued interest payable and other liabilities	365,294	(136,755)
Net cash from operating activities	(883,777)	(1,055,617)

Cash flows from investing activities:
Net change in loans	(5,680,698)	(34,162,736)
Proceeds from sale of loans	8,079,625	6,328,580
Proceeds from sale of stock	-	705,650
Principal repayments from securities available-for-sale	2,884,437	1,199,802
Principal repayments from securities held-to-maturity	165,066	261,209
Purchases of Federal Home Loan Bank stock	-	(214,046)
Purchase of premises and equipment	(1,207,022)	(1,275,662)
Net cash from investing activities	4,241,408	(27,157,203)

Cash flows from financing activities:
Net change in deposits	469,426	19,664,268
Proceeds from Federal Home Loan Bank borrowings	55,100,000	53,200,000
Repayments of Federal Home Loan Bank borrowings	(50,571,976)	(54,723,440)
Net change in advance payments from borrowers for taxes and insurance	371,928	553,219
Net proceeds from initial stock offering	-	13,025,815
Purchase of ESOP shares	-	(1,292,620)
Distribution to capitalize Equitable Financial MHC	-	(100,000)
Net cash from financing activities	5,369,378	30,327,242
Increase in cash and cash equivalents	8,727,009	2,114,422
Cash and cash equivalents, beginning of period	4,092,931	2,159,699
Cash and cash equivalents, end of period	12,819,940	4,274,121

Supplemental cash flow information:
Interest paid on deposits and borrowings	4,750,103	3,654,347
Income taxes (refunded) paid	(34,497)	19,479

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	138,504	61,033
Transfer of loans to foreclosed real estate	291,900	-
Donation of premises and equipment	-	34,126

See notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
March 31, 2007

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

The unaudited consolidated financial statements as of and for the period ended March 31, 2007 include the accounts of Equitable Financial and its wholly owned subsidiary, the Bank. The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network. The financial statements for the periods prior to November 8, 2005 include only the accounts of the Bank, as the Company was not in existence during such period.

The accompanying consolidated financial statements have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all of the information and notes required for complete audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(3) Earnings Per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Weighted average common shares outstanding during the period includes allocated and committed-to-be-released employee stock ownership plan shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents; consequently, basic and diluted earnings (loss) per share are the same.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(411,503)	$116,255	$(1,036,653)	$(402,071)
Weighted average shares outstanding for the quarter	3,179,423	3,171,035	3,177,135	3,169,989
Earnings (loss) per share	$(0.13)	$0.04	$(0.33)	$(0.13)

The nine months ended March 31, 2006 earnings per share calculation is based on the earnings of the Company from November 8, 2005, the date of the initial public offering of the Company, through March 31, 2006.

(4) Investment and mortgage-backed securities

The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2007, and June 30, 2006 are as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$1,787,044	$12,001	$36,397	$1,762,648
U.S. government securities and agency obligations	3,985,000	-	49,540	3,935,460
Municipal obligations	992,928	734	8,646	985,016
Total investment and mortgage-backed securities, available-for-sale	$6,764,972	$12,735	$94,583	$6,683,124

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Mortgage-backed securities	$2,068,332	$12,486	$78,697	$2,002,121
U.S. government securities and agency obligations	6,595,797	-	133,577	6,462,220
Municipal obligations	992,748	-	27,426	965,322
Total investment and mortgage-backed securities, available-for-sale	$9,656,877	$12,486	$239,699	$9,429,663

Management believes that all unrealized losses as of March 31, 2007, are market-related, with no impairments. The unrealized losses are believed to be due to movements in interest rates and temporary in nature. As of March 31, 2007, we have the ability and intent to hold these securities to maturity.

(5) Loan Portfolio Composition

We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2007		June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One- to four-family	$66,345	43.95%	$80,031	51.98%
Multi-family	6,781	4.49	7,480	4.86
Nonresidential	33,668	22.30	30,169	19.59
Total real estate-mortgage loans	106,794	70.74	117,680	76.43
Construction	5,243	3.47	3,790	2.46
Commercial	24,439	16.19	17,480	11.36
Consumer:
Home equity	11,410	7.56	12,287	7.98
Other consumer	3,084	2.04	2,726	1.77
Total consumer loans	14,494	9.60	15,013	9.75
Total loans	150,970	100.00%	153,963	100.0%
Deferred loan origination costs, net	391		371
Allowance for loan losses	(990)		(926)
Loans, net	$150,371		$153,408

(6) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended March 31, 2007 and 2006.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$928	$913	$926	$786
Provision for loan losses	128	30	188	90
Charge-offs	(67)	(12)	(125)	(25)
Recoveries	1	-	1	80
Allowance at end of period	$990	$931	$990	$931
Allowance to nonaccrual loans	2,531.97%	1,980.85%	2,531.97%	1,980.85%
Allowance to total loans outstanding at the end of the period	0.66	0.62	0.66	0.62
Net charge-offs to average loans outstanding during the period	0.04	0.00	0.08	0.04

(7) Deposits

Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2007		June 30, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing accounts	$6,372	5.21%	$5,748	4.71%
Interest-bearing NOW	12,422	10.15	11,542	9.47
Money market	9,616	7.86	5,878	4.82
Savings accounts	4,298	3.51	4,445	3.65
Certificates of deposit	89,683	73.27	94,309	77.35
Total	$122,391	100.00%	$121,922	100.00%

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

ESOP compensation expense	$23,391	$20,439	$71,013	$39,790
ESOP shares allocated to employees	2,271	2,271	6,813	4,363
ESOP shares allocated in prior periods	11,176	2,092	6,634	-
ESOP shares unallocated	115,815	124,899	115,815	124,899
Fair value of ESOP shares unallocated	$1,192,895	$1,124,091	$1,192,895	$1,124,091

(9) Equity Incentive Plan

In November 2006, the Company’s stockholders approved the Equitable Financial Corp. 2006 Equity Incentive Plan. The plan provides for the grant of options and stock awards to directors, officers, and employees of the Company. Under the terms of the Plan, 226,208 shares of the Company’s common stock were reserved for issuance. Of the 226,208 shares of common stock, 161,577 shares were reserved for issuance upon the exercise of stock options and 64,631 shares were registered for restricted stock awards. As of March 31, 2007 no options or shares have been granted.

When the Company commences the restricted stock award program, compensation expense will be recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. The unamortized cost of shares not yet vested is reported as a reduction of stockholders’ equity. No compensation expense has been recorded pertaining to this Plan as of March 31, 2007 as the Company has not implemented the stock award program.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects if any this statement will have on its financial condition and results of operations.

(11) Subsequent Events

On April 19, 2007, the Company announced that it had authorized the funding of a trust to repurchase up to 64,631 of the Company’s outstanding shares. The shares acquired by the trust will be used to fund restricted stock awards under the Company’s 2006 Equity Incentive Plan. On May 1, 2007 the trust purchased all 64,631 shares.  The cost per share was $10.75 for a total cost of $695,000. The Company had not made any restricted stock grants as of May 1, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

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

General

Equitable Financial was organized on November 8, 2005 in connection with the Bank’s mutual holding company reorganization. The information as of and for the three and nine months ended March 31, 2007 includes Equitable Financial’s information. The information in this report for the periods prior to November 8, 2005 and including the financial statements and related financial data, relates to the Bank only.

The Company is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas, including North Platte and Omaha. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans.

The Federal Deposit Insurance Corporation, through the Deposit Insurance Fund, insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Statement of Financial Condition Analysis

Overview. Total assets at March 31, 2007 were $183.63 million, an increase of $4.87 million or 2.72% from total assets of $178.76 million at June 30, 2006. Total liabilities at March 31, 2007 were $159.54 million, compared to $153.73 million at June 30, 2006, an increase of $5.81 million or 3.78%. Stockholders’ equity at March 31, 2007 was $24.09 million compared to $25.03 million at June 30, 2006, a decrease of $947,000 or 3.78%.

Loans.  We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans. Loans, net decreased $3.04 million, or 1.98%, to $150.37 million at March 31, 2007 compared to $153.41 million at June 30, 2006. We incurred a decrease in loans of $8.26 million due to selling a portion of our one-to four-family residential real estate portfolio. The sale of these longer term, lower coupon loans will improve our interest rate risk position. We believe that this restructuring is the right decision for the long-term profitability of the Company and our effort to create value for our stockholders. This decrease was offset by an increase of loan originations generated in our expanded branch network in Grand Island, North Platte and Omaha, Nebraska.

Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended March 31, 2007. There were no accruing loans past due 90 days or more for the period ended March 31, 2007.

	March 31, 2007	June 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Real estate-mortgage	$387	$452
Consumer	4	38
Total non-accrual loans	391	490
Loans 90 days, still on accrual	─	65
Foreclosed assets, net	292	─
Total non-performing assets	$683	$555

Total non-accrual loans to total loans	0.26%	0.32%
Total non-accrual loans to total assets	0.21	0.27
Total non-performing assets to total assets	0.37	0.31

Non-accrual loans decreased $99,000 to $391,000 at March 31, 2007, compared to $490,000 at June 30, 2006.

Foreclosed assets increased $292,000 during the period ended March 31, 2007 which represented two real estate foreclosures.

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $2.75 million, or 29.13%, between June 30, 2006 and March 31, 2007. The decrease was the result of maturities and repayments in the portfolio of $2.88 million and an increase in the market value of the portfolio of $145,000. Securities held-to-maturity decreased $168,000, or 18.34%, between June 30, 2006 and March 31, 2007. This decrease was the result of repayments of $165,000 and net amortization of $3,000. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management intent to hold these securities until a market price recovery or maturity.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits increased to $122.39 million from $121.92 million during the nine months ended March 31, 2007, an increase of $470,000 or 0.39%. Although core deposits increased $5.10 million, or 18.45%, certificates decreased $4.63 million or 4.91%. The decrease in certificates was primarily the result of maturities in brokered certificates of $7.34 million from June 30, 2006 to March 31, 2007, partially offset by an increase in certificates due to new branch locations.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings increased $4.53 million to $35.13 million at March 31, 2007 from $30.60 million at June 30, 2006. The increase was in floating rate advances, which the Company believes is the most favorable funding product that coincides with its interest rate projections. The advances outstanding at March 31, 2007 mature in 2006 through 2014.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Overview. We recorded a net loss of $412,000 during the three months ended March 31, 2007, compared to net income of $116,000 during the three months ended March 31, 2006. The loss was due to an increase in operating expenses to fund our expansion into other communities. Additionally, we sold stock for a gain of $354,000 during the three months ended March 31, 2006, with no similar transaction occurring in the same period ending 2007. Also contributing to the loss was the sale of one-to four-family loans with a gross realized loss of $183,000 and recording of $98,000 of provision over the amount recorded for March 31, 2006.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in Thousands)
Interest Income:
Loans	$2,485	$2,135	16.39%
Securities	116	140	(17.14)
Other	39	40	(2.50)
Total interest income	2,640	2,315	14.04

Interest Expense:
Deposits	1,212	888	36.49
Federal Home Loan Bank borrowings	482	398	21.11
Total interest expense	1,694	1,286	31.73
Net interest income	$946	$1,029	(8.07)%

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$160,002	$2,485	6.21%	$147,778	$2,135	5.78%
Securities and other	12,942	155	4.79	17,366	180	4.15
Total interest-bearing assets	172,944	2,640	6.11	165,144	2,315	5.61

Total interest-bearing deposits	121,602	1,212	3.99	113,479	888	3.13
FHLB borrowings	36,559	482	5.27	32,155	398	4.95
Total interest-bearing liabilities	158,161	1,694	4.28	145,634	1,286	3.53

Interest rate spread			1.83			2.08
Net interest margin			2.19			2.49

Net interest income for the three months ended March 31, 2007 decreased $83,000, or 8.07%, compared to the same period last year, as a result of a decrease in the interest rate spread of 0.25% and a decrease in net interest margin of 0.30%. This variation in net interest margin results from the change in our asset composition from mortgage loans to commercial loans. This change has increased our yield on earning assets. However, due to the Company being more liability sensitive, the cost of funding these loans has increased more dramatically than the yield on the assets in the current rate environment.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan loss is charged to earnings. During this quarter our evaluation resulted in a provision of $128,000 compared to $30,000 for the period ended March 31, 2006. This increased provision is a result of a significant change in the composition of the type of loans we are holding. From June 30, 2006 to March 31, 2007 our one-to four-family real estate loans that bear a low degree of risk decreased $13.69 million. However, during the same period we had an increase in all other loan types of $10.69 million. The majority of this increase was in commercial loans which bear a higher degree of risk than one-to four-family real estate loans. Our strategy to continue changing from a traditional thrift to a commercial bank warrants the increase in the provision. The net charge-offs of $67,000 for the three months ended March 31, 2007 represented the write off of one real estate loan and one commercial loan.

Non-interest Income.  During the quarter ended March 31, 2007 non-interest income decreased $412,000 from the comparable period in 2006. For the three months ended March 31, 2006, a gain of $354,000 was recorded on the sale of Freddie Mac common stock; no such sales were made during the same period of 2007. Additionally, we incurred a loss of $183,000 from the sale of longer term, lower coupon one-to four-family loans, for which we retained the servicing. The sale of these longer term, lower coupon loans will improve our interest rate risk position. We believe that this restructuring is the right decision for the long-term profitability of the Company and our effort to create value for our stockholders. The change in other loan fees was due to loan activity. This decrease in income was offset by the recording of $65,000 of mortgage servicing rights resulting from the sale of loans. An increase in service charges on deposit accounts, brokerage fee income and other income of $65,000 is a result of activity generated by additional branches.

Non-interest Expenses. Total non-interest expenses increased $276,000, for the three months ended March 31, 2007, from the three months ended March 31, 2006. Increases in salaries and employee benefits of $264,000 and in occupancy and equipment of $70,000 occurred during the period ended March 31, 2007. These increases were the result of operating three recently added facilities in Omaha, North Platte and Grand Island. These increases were offset by a reduction in advertising expense of $58,000.

Income Taxes. The Company recorded a tax benefit of $293,000 during the three months ended March 31, 2007 compared to tax expense of $49,000 during the three months ended March 31, 2006. The tax benefit and expense at March 31, 2007 and 2006 were calculated based on the tax items and the operating loss or income recorded during the respective quarters.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006

Overview. We recorded a net loss of $1,037,000 during the nine months ended March 31, 2007, compared to a net loss of $508,000 during the nine months ended March 31, 2006. The loss was due to an increase in operating expenses to fund our expansion into other communities and increases in professional fees due to the conversion to stock ownership of our Company. Additionally, we sold stock for a gain of $695,000 during the nine months ended March 31, 2006, with no similar transaction occurring in the same period ending 2007. Also contributing to the increased loss is the sale of one-to four-family real estate loans for a gross realized loss of $183,000 and recording of $98,000 of provision over the amount recorded for the nine months ended March 31, 2007.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007	2006	% Change
	(Dollars in Thousands)
Interest Income:
Loans	$7,359	$6,045	21.74%
Securities	378	455	(16.92)
Other	66	61	8.20
Total interest income	7,803	6,561	18.93

Interest Expense:
Deposits	3,471	2,408	44.14
Federal Home Loan Bank Borrowings	1,445	1,266	14.14
Total interest expense	4,916	3,674	33.81
Net interest income	$2,887	$2,887	0.00%

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2007 and 2006.

	Nine months ended March 31,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$157,644	$7,359	6.22%	$141,355	$6,045	5.70%
Securities and other	12,327	444	4.80	16,464	516	4.18
Total interest-bearing assets	169,971	7,803	6.12	157,819	6,561	5.54

Total interest-bearing deposits	118,795	3,471	3.90	108,078	2,408	2.97
FHLB borrowings	36,190	1,445	5.32	34,223	1,266	4.93
Total interest-bearing liabilities	154,985	4,916	4.23	142,301	3,674	3.44

Interest rate spread			1.89			2.10
Net interest margin			2.26			2.44

Although net interest income is the same for the nine months ended March 31, 2007 and 2006 our net interest margin decreased by 0.18%. This variation in net interest margin results from the change in our asset composition from mortgage loans to commercial loans. This change has increased our yield on earning assets. However, due to the Company being more liability sensitive, the cost of funding these loans has increased more dramatically than the yield on the assets in the current rate environment.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan loss is charged to earnings. For the nine months ended March 31, 2007 we recorded $188,000 of provision compared to $90,000 for the same period in 2006. This rise of $98,000 in the provision is a result of a significant change in the composition of our loan portfolio. From June 30, 2006 to March 31, 2007 our one-to four-family real estate loans that bear a low degree of risk decreased $13.69 million. However, during the same period we had an increase in all other loan types of $10.69 million. The majority of this increase was in commercial loans which bear a higher degree of risk than one-to four-family real estate loans. Our strategy to continue changing from a traditional thrift to a commercial bank warrants the increase in the provision. The higher recovery amount in 2006 was due to the Company’s charge off of a commercial property in the period ended June 30, 2005 and then a subsequent recovery of $80,000 in the quarter ended September 30, 2005 on the same property. The charge-offs for the nine months ended March 31, 2007 represented the write off of two real estate loans and one commercial loan.

Non-interest Income.  The $608,000 decrease in non-interest income was partially due to a gain of $695,000 recorded for the nine months ended March 31, 2006 on the sale of Freddie Mac common stock, no such sales were made during the same period of 2007. The change in other loan fees was due to loan activity. These decreases of non-interest income were offset by a loss on sale of loans of $44,000 during the period ended 2007 compared to a loss during 2006 of $145,000. In addition, the bank had an increase of $81,000 in service charges on deposit accounts for the period ended March 31, 2007 attributable to an increase in activity from additional branches.

Non-interest Expenses. Total non-interest expenses increased $149,000, for the nine months ended March 31, 2007, from the nine months ended March 31, 2006. During 2006, a contribution expense of $726,000 was recorded in connection with the establishment of the Equitable Charitable Foundation, no comparable expenditures were made in 2007. Increases in salaries and employee benefits of $655,000 and occupancy and equipment of $204,000 occurred during the nine month period ended March 31, 2007. These increases were the result of operating three recently added facilities in Omaha, North Platte and Grand Island. The Company also recorded increases in professional fees of $104,000 and supplies, telephone, and postage of $28,000. These increases were offset by decreases in data processing fees of $76,000 and advertising and public relations of $68,000. Additionally, an increase in state sales and use tax expense, due to an audit by the Nebraska Department of Revenue, contributed $21,000 to the increase in other expense. Our non-interest expenses are likely to continue to increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans.

Income Taxes. The Company recorded a tax benefit of $677,000 during the nine months ended March 31, 2007 compared to a tax benefit of $350,000 during the nine months ended March 31, 2006. The tax benefits at March 31, 2007 and 2006 were calculated based on the tax items and the operating loss recorded during the respective periods.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $12.82 million, an increase of $8.73 million over June 30, 2006. This additional liquidity generated from the loan sale in the quarter ended March 31, 2007 will be used to fund higher yielding commercial loans. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $778,000 at March 31, 2007. Total securities classified as available-for-sale were $6.68 million at March 31, 2007. Of this amount, $4.97 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $66.80 million from the Federal Home Loan Bank of Topeka. On March 31, 2007, we had $35.13 million of borrowings outstanding. It is our intention to hold these advances to maturity. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At March 31, 2007, we had $12.70 million in loan commitments outstanding, which consisted of $675,000 in mortgage loan commitments, $4.43 million in unused home equity lines of credit, and $216,000 in personal lines of credit and $7.38 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $68.39 million, or 76.26%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended March 31, 2007 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

Since March 31, 2005, we have opened the following new offices: a full-service branch in Grand Island; a full-service branch in North Platte; and a full-service branch in Omaha. The construction for the new Grand Island and North Platte locations has been completed and all costs have been capitalized as of March 31, 2007. We currently lease our initial location in Omaha with the annual lease expenses of $120,000.

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

In connection with its audit of the Company’s consolidated financial statements for the year ended June 30, 2006, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm at that time, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2007 and at March 31, 2007, the Company had not publicly announced repurchase plans or programs.

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

EQUITABLE FINANCIAL CORP.

Dated: May 15, 2007	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh President and Chief Executive Officer (principal executive officer)

Dated: May 15, 2007	By:	/s/ Kim E. Marco
Kim E. Marco Executive Vice President and Chief Financial Officer (principal financial and accounting officer)