Form 10KSB
period 2007-06-30
EQUITABLE FINANCIAL CORP
filed 2007-09-28
CIK 1329998

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-51514

EQUITABLE FINANCIAL CORP.
(Name of small business issuer in its charter)

United States	14-1941649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113-115 North Locust Street, Grand Island, Nebraska	68801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (308) 382-3136
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $11,844,036.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 17, 2007 was $12.5 million, based upon the closing price of $9.59 as quoted on the OTC Electronic Bulletin Board for September 17, 2007. Solely for purposes of this calculation, the shares held by Equitable Financial MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 17, 2007, the issuer had 3,297,509 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Equitable Financial Corp., Equitable Financial MHC and Equitable Bank. These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Equitable Financial Corp. (the “Company” or “Equitable Financial”) was organized as a federal corporation at the direction of Equitable Bank (the “Bank” or “Equitable Bank”) in connection with its mutual holding company reorganization. The reorganization was completed on November 8, 2005. In the reorganization, Equitable Financial sold 1,421,226 shares of its common stock to the public, contributed 62,653 shares of its common stock plus $100,000 in cash to the Equitable Bank Charitable Foundation and issued 1,813,630 shares of its common stock to Equitable Financial MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Equitable Financial MHC. In connection with the reorganization, the Bank changed its name to Equitable Bank from Equitable Savings Bank of Grand Island. Costs incurred in connection with the common stock offering (approximately $1.2 million) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13.0 million.

The Company is headquartered in Grand Island, Nebraska and is a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas, including North Platte and Omaha. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate commercial (including agriculture), consumer, one-to four family residential, multi-family and non-residential real estate and construction loans.

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Market Area

We are headquartered in Grand Island, Nebraska in Hall County. In addition to our main office, we operate two additional full service facilities and a drive-through facility in Grand Island, Nebraska. The Company operates two retail brokerage facilities under the company names of Equitable Retirement Planning and Equitable Wealth Management which are also located in Grand Island, Nebraska. In the beginning of 2005, our board of directors made the strategic decision to expand into other select markets in Nebraska, as a result the Company operates one full service location which includes Equitable Wealth Management in North Platte and one full service location in Omaha. All of these cities are connected by Interstate 80, which runs across central Nebraska. The region in which our current offices are located was once dominated by agriculture, but now consists of a diverse blend of industries, urban centers and significant corporate investment.

Historically, we have considered Grand Island and the surrounding communities in Hall County as our primary market area. With the fourth largest population in Nebraska, Grand Island is a regional population and employment center for central Nebraska. Grand Island has a diverse employment base and serves as a center for agriculture, manufacturing, healthcare, tourism, retail and other related industries. The surrounding communities in Hall County are primarily rural and have an agriculture based economy.

Omaha is the leading urban market in Nebraska, located in eastern Nebraska. Omaha, which is Nebraska’s largest city, is a leader in the central United States in the insurance, telecommunications and transportation industries. North Platte, located in central-western Nebraska, has an economy primarily based on agriculture and the transportation industry.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 10.42% of the deposits in Hall County, which was the 4th largest market share out of the 14 financial institutions with offices in Hall County. In addition, banks owned by large bank holding companies also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

 General. Our loan portfolio consists of primarily one- to four-family residential real estate loans and commercial loans. To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, construction loans, and consumer loans. We originate loans primarily for investment purposes. However, during the past year we have sold almost all of the fixed one-to four-family residential real estate loans that have been originated.

 One- to Four-Family Residential Real Estate Loans.  We offer fixed-rate, adjustable-rate and balloon mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate loans with terms between five and 30 years. In addition, we offer one- to four-family loans structured as balloon loans. We sell substantially all newly originated fixed-rate, one-to-four-family residential loans into the secondary market on a servicing retained basis which produces noninterest income in the form of net gains and losses on sales and loan servicing fees. Our balloon loans have terms ranging from five to 20 years and payments based on an amortization schedule of up to 30 years. The interest rate on balloon loans is fixed for the term of the loan at which time the entire balance of the loan becomes due. We typically notify the borrower before the end of the loan term of the maturity of the loan and that the loan must be repaid or the term extended. In most instances, a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated, although we occasionally make loans with loan-to-value ratios of up to 103% with Private Mortgage Insurance or under Federal Housing Administration programs. We do not make sub-prime loans. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

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

At June 30, 2007, loan participations backed by multi-family and nonresidential real estate totaled $5.8 million. The properties securing these loans are located primarily in the State of Nebraska.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, motels, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually six months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction and 75% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans.  We extend commercial business loans on a secured basis that generally are collateralized by industrial/commercial machinery and equipment, livestock, farm machinery, agriculture, accounts receivable and inventory. We originate both fixed- and adjustable-rate commercial loans with terms up to seven years. Fixed-rate loans are primarily originated with terms of up to one year. Interest rates on adjustable-rate commercial loans are typically based on the prime rate as published in The Wall Street Journal and adjust as the prime rate changes. We also originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans.  We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificates of deposit, automobile and recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans with a maximum combined loan to value ratio of 100% and home equity lines of credit with a maximum combined loan to value ratio of 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from one to 15 years.

We offer automobile and recreational vehicle loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to six years for new vehicles and five years for used vehicles.

We offer secured consumer loans with fixed interest rates and terms up to fifteen years. We also offer unsecured consumer loans in amounts generally not to exceed $5,000. These loans have fixed interest rates and terms up to two years.

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

 Multi-Family and Nonresidential Real Estate Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have adequate debt service coverage to repay the loan along with any applicable taxes and insurance. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

 Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise in newspapers that are widely circulated in our market areas of Grand Island, North Platte and Omaha. Accordingly, when our rates are competitive, we attract loans from throughout the state of Nebraska. We occasionally purchase loans and participation interests in loans, although we have not purchased any whole loans since 1995.

We generally originate loans for our portfolio, except that in recent periods we have sold almost all fixed-rate one- to four-family residential mortgage loans in the secondary market. We also sell all of our Department of Housing and Urban Development loans insured by the Federal Housing Administration and all of our Veterans Administration insured loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold with servicing retained or servicing released. Loans are typically sold without recourse. Our loan sales have primarily been on a loan-by-loan basis to other financial institutions.

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

 Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2007, our general regulatory limit on loans to one borrower was $2.6 million. The Office of Thrift Supervision (the “OTS”) has approved an increase in our lending limit to one borrower to 25% of our stated capital and surplus for one- to four-family residential real estate loans, small business loans and small farm loans until September 2007. We anticipate that the OTS will extend the pilot program for future years. At June 30, 2007, our legal lending limit under this pilot program was $4.4 million. On June 30, 2007, our largest lending relationship was a $3.50 million commercial loan. This loan was performing in accordance with its original terms at June 30, 2007.

 Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Topeka and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Topeka stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2007.

At June 30, 2007, our investment portfolio totaled $7.3 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac.

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

 Deposit Accounts. Substantially all of our depositors are residents of the State of Nebraska. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Since June 30, 2005, we have utilized brokered deposits as a source of funding. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

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

Personnel

As of June 30, 2007, we had 67 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Equitable Financial’s only direct subsidiary is Equitable Bank. Equitable Bank has no subsidiaries.

Risk Factors

We had operating losses during our last two full fiscal years. Continued losses will have an adverse impact on our stock price.

We had net operating losses of $1.4 million and $969,000 for the years ended June 30, 2007 and 2006, respectively. Contributing to the operating loss was our branch expansion strategy, which has negatively impacted our salaries and employees benefits and occupancy and equipment expenses, and recent interest margin compression due to the current interest rate environment. In addition, we incurred a $726,000 contribution expense in 2006 relating to our contribution to the Equitable Bank Charitable Foundation in our public offering. For the years ended June 30, 2007 and 2006, our return on average assets was negative 0.77% and negative 0.56%, respectively. Continued losses will adversely impact our stock price.

We may not be able to successfully implement our plans for growth.

We have operated out of two full-service offices in Grand Island, Nebraska since 1974. Beginning two years ago, our management began to implement a growth strategy that expands our presence in other select markets in Nebraska. Since March 31, 2005, we have opened the following new offices: a full service branch in Grand Island; a full-service branch in North Platte; and a full service branch in Omaha.

Our branch expansion strategy and our branch upgrading may not be accretive to our earnings, or may not be accretive to earnings within a reasonable period of time. Numerous factors will affect our branch expansion strategy, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. We may not be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and staffing new branch offices will increase our operating expenses. We may not be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

We expanded our branch network into geographic markets in which we have no previous experience.

Since our formation in 1882, we have operated solely out of our offices located in Grand Island, Nebraska and have focused our lending in Grand Island and the surrounding area. A key component of our strategy to grow and improve profitability is to expand into additional markets in Nebraska that are also experiencing economic expansion. As a result, in May 2005, we opened a loan production office in North Platte, the largest city in western Nebraska, located approximately 150 miles west of Grand Island (this office was converted to a full-service branch at a new North Platte location in August 2005). In June 2005, we opened a loan production office in Omaha (this office was converted to a full-service branch at a new Omaha location in June 2006). Omaha is the leading urban market in Nebraska, located approximately 150 miles east of Grand Island. We may pursue further expansion in these and other markets in future years. North Platte and Omaha are geographic markets in which we have no previous operating experience. In each of these markets, we have hired or identified potential employees with significant banking experience in the local market. Our ability to operate successfully in those markets will be dependent, in part, on our ability to identify and retain personnel familiar with the new markets. We may not be successful in attracting deposits or originating loans in these new geographic markets.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At June 30, 2007, $72.9 million, or 47.3%, of our loan portfolio consisted of multi-family and nonresidential real estate loans, construction loans and commercial business loans. Although the size of this segment of our loan portfolio has been stable in recent years, we intend to increase our emphasis on these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt our earnings.

Although we are currently expanding our branch network into new geographic markets within Nebraska, nearly all of our current loans are secured by real estate or made to businesses in Hall, Lincoln, and Douglas County, Nebraska. The Hall and Lincoln County economy is significantly affected by agriculture and agriculture-related industries and offers limited opportunity for significant growth in loan originations or deposits. In addition, based on 2000 United States Census data, the median per capita income in Hall County is less than the median per capita income in the United States as a whole. As a result, a downturn in the local economy, particularly local agriculture, could cause significant increases in nonperforming loans, which would hurt our earnings. Decreases in real estate values could adversely affect the value of property used as collateral for our loans which would expose us to a greater risk of loss. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Richard L. Harbaugh. The loss of Mr. Harbaugh could have an adverse effect on us because, as a small community bank, Mr. Harbaugh has more responsibility than would be typical at a larger financial institution with more employees. Due to this risk we have appointed an individual to assume more responsibilities so that we are prepared in the event of the loss of our President. We have a three-year employment contract with Mr. Harbaugh. We have key man life insurance on Mr. Harbaugh in the amount of $200,000.

Rising interest rates may hurt our earnings and asset value.

While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

We face intense competition both in making loans and attracting deposits. In particular, recently several financial institutions have opened new offices or branches in Hall County. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2006, the most recent date for which information is available, we held 10.42% of the deposits in Hall County, Nebraska. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

Expenses from our Equity Incentive Plan will adversely affect our profitability.

Our stockholders approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006. Under this plan, we may award up to 161,577 stock options and 64,631 shares of restricted stock to employees and directors. To date, we have not made any awards of stock options or restricted stock under the plan. Our non-interest expenses will increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from shares granted under the Equity Incentive Plan. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these compensation and benefit expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses from restricted stock awards and stock options over the vesting period of awards made to recipients.

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

We believe that our contribution to Equitable Bank Charitable Foundation, valued at $726,000 pre-tax, will more likely than not, not be fully deductible for federal income tax purposes. We have established a deferred tax valuation allowance that, at June 30, 2007, totaled $343,000 to reduce our deferred tax asset to an amount that we estimate can be fully utilized.

Regulation and Supervision

General

 Equitable Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Equitable Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Equitable Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Equitable Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Equitable Financial, Equitable Financial MHC and Equitable Bank and their operations. Equitable Financial and Equitable Financial MHC, as savings and loan holding companies, will be required to file certain reports with, will be subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Equitable Financial will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Equitable Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to applicable notice or application requirements of the Office of Thrift Supervision.

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, Equitable Bank met each of these capital requirements.  See note 9 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitations on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Equitable Bank, it is a subsidiary of a holding company. If Equitable Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of June 30, 2007, Equitable Bank met the qualified thrift lender test.

Transactions with Related Parties. Equitable Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Equitable Financial, Equitable Financial MHC and their non-savings institution subsidiaries will be affiliates of Equitable Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

 The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Equitable Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Equitable Bank may make to insiders based, in part, on Equitable Bank’s capital position and requires certain board approval procedures to be followed. Such loans must in the normal course of business, be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Insurance of Deposit Accounts.  Deposits of Equitable Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Equitable Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Equitable Bank will receive credits to offset a portion of its premiums in 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”), and agency of the federal government established to finance takeovers of insolvent thrifts, to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System.  Equitable Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Equitable Bank, as a member of the Federal Home Loan Bank of Topeka, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Equitable Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2007 of $2.4 million.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

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

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Holding Company Regulation

General.  Equitable Financial and Equitable Financial MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Equitable Financial and Equitable Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Equitable Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Equitable Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. This limitation would not prohibit an interstate merger of the subsidiary savings association.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Equitable Financial is the stock holding company subsidiary of Equitable Financial MHC. Equitable Financial is permitted to engage in activities that are permitted for Equitable Financial MHC, subject to the same restrictions and conditions.

Waivers of Dividends by Equitable Financial MHC. Office of Thrift Supervision regulations require Equitable Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Equitable Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Equitable Financial MHC will waive dividends that Equitable Financial may pay, if any.

  Conversion of Equitable Financial MHC to Stock Form. Office of Thrift Supervision regulations permit Equitable Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Equitable Financial, Equitable Financial MHC’s corporate existence would end, and certain depositors of Equitable Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Equitable Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Equitable Financial MHC own the same percentage of common stock in the new holding company as they owned in Equitable Financial immediately before conversion. The total number of shares held by stockholders other than Equitable Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

 Acquisition of Control. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, Equitable Financial’s Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Equitable Financial will be subject to further reporting and audit requirements beginning with the year ending June 30, 2008 under the requirements of the Sarbanes-Oxley Act. Equitable Financial will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2002.  For its 2007 year, Equitable Financial’s maximum federal income tax rate was 34%.

Equitable Financial and Equitable Bank have entered into a tax allocation agreement. Because Equitable Financial owns 100% of the issued and outstanding capital stock of Equitable Bank, Equitable Financial and Equitable Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Equitable Financial is the common parent corporation. As a result of this affiliation, Equitable Bank will be included in the filing of a consolidated federal income tax return with Equitable Financial and the parties have agreed to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.1 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Equitable Bank makes a “non-dividend distribution” to Equitable Financial as described below.

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

State Taxation

Nebraska Taxation.  Under Nebraska law, Equitable Bank pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the Office of Thrift Supervision after ordinary and necessary expenses but before income taxes. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $50,000 of taxable income and 7.81% of taxable income in excess of $50,000. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).

ITEM 2.  DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2007.

Location	Year Opened	Owned/Leased	Date of Lease Expiration
Main Office:
113-115 North Locust Street (1) Grand Island, Nebraska 68801	1959	Owned	N/A

Full Service Branch:
619 Diers Avenue, North Grand Island, Nebraska 68803	2000	Owned	N/A

3012 South Locust Street Grand Island, Nebraska 68801	2005	Owned	N/A

920 South Jeffers Street North Platte, Nebraska 69101	2005	Owned	N/A

10855 West Dodge Road, Suite 110 Omaha, Nebraska 68154	2006	Leased	06/30/2012

Other Properties:
Second & Pine Street (Drive-up) Grand Island, Nebraska 68801	1965	Owned	N/A

Equitable Retirement Planning 119 West 2nd Street Grand Island, Nebraska 68801	2001	Owned	N/A

Equitable Wealth Management 3012 South Locust Street Grand Island, Nebraska 68801	2005	Owned	N/A

Equitable Wealth Management 920 South Jeffers Street North Platte, Nebraska 69101	2005	Owned	N/A

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

The common stock of Equitable Financial is traded on the OTC Bulletin Board under the symbol “EQFC.” As of September 20, 2007, the Company had approximately 173 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock since the Company’s formation in November 2005. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	For the Year Ended June 30, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$10.80	$11.75	$11.95	$10.00
Low	9.00	10.30	9.95	9.20

	For the Year Ended June 30, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$9.40	$9.50	$10.25	N/A
Low	9.00	8.50	9.00	N/A

Equitable Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. However, Equitable Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Equitable Bank because Equitable Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Equitable Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See “Regulation and Supervision—Regulation of Federal Savings Associations—Limitations on Capital Distribution.”

As of June 30, 2007, Equitable Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

On April 19, 2007, the Company announced that it had authorized the funding of a trust to repurchase up to 64,631 of the Company’s outstanding shares. The shares acquired by the trust will be used to fund restricted stock awards under the Company’s 2006 Equity Incentive Plan. On May 1, 2007 the trust purchased all 64,631 shares. The cost per share was $10.75 for a total cost of $695,000. As of June 30, 2007 the Company had not made any restricted stock grants and had not publicly announced any additional repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis reflects the financial statements of the Company and other relevant statistical data, and is, intended to enhance your understanding of the financial condition and results of operations of the Company. The information in this section has been derived from the Company’s audited financial statements, which appear beginning on page F-1.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 3 of the notes to financial statements included in this annual report on Form 10-KSB.

 Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and public relations expenses and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of the following: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, and other employee benefits. We also anticipate additional annual employee compensation expenses stemming from the adoption of new stock-based benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair value of the awards when they are granted.

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

Regulatory fees and deposit insurance premiums are primarily payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, insurance and surety bond premiums and other fees and expenses.

Our non-interest expenses are likely to increase as a result of operating as a public company. These additional expenses will be primarily legal and accounting fees, expenses necessary to comply with the internal control over financial reporting provisions of the Sarbanes-Oxley Act and expenses related to stockholder communications and meetings.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 3 of the notes to financial statements included in this annual report on Form 10-KSB.

 Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any additional valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Selected Financial Data

The following tables set forth selected historical financial and other data of the Company for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

	At or For the Year Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$182,834	$178,761	$145,372
Loans, net (1)	153,330	153,408	121,656
Securities held to maturity	702	915	1,238
Securities available for sale	6,584	9,430	12,785
Deposits	127,745	121,922	96,788
Federal Home Loan Bank borrowings	30,600	30,604	32,952
Equity	23,014	25,034	14,363
Book value per common share	6.98	7.59	N/A

Selected Operating Data:
Total interest income	$10,428	$8,957	$7,697
Total interest expense	6,570	5,073	3,805
Net interest income	3,858	3,884	3,892
Provision for loan losses	233	120	118
Other noninterest income	1,416	1,954	972
Other noninterest expense	7,077	7,025	4,394
Income tax (benefit) expense	(637)	(338)	68
Net income (loss)	(1,399)	(969)	283
Basic and diluted (loss) per share(2)	(0.44)	(0.27)	N/A

Performance Ratios:
Return on average assets	(0.77)%	(0.56)%	0.20%
Return on average equity	(5.72)%	(4.62)%	1.98%
Average equity to average assets	13.49%	12.21%	9.86%
Equity to total assets at end of period	12.59%	14.00%	9.88%
Interest rate spread(3)	1.78%	2.13%	2.44%
Net interest margin(4)	2.28%	2.46%	2.76%
Average interest-earning assets to average interest- bearing liabilities	112.94%	110.00%	111.81%
Other noninterest expenses to average total assets	3.90%	4.10%	3.03%
Efficiency ratio(5)	134.19%	121.06%	96.90%

Capital Ratios: (6)
Tangible capital	9.67%	10.41%	9.61%
Tier 1 core capital	12.79%	14.25%	14.96%
Total risk based capital	13.56%	14.98%	16.04%

Asset Quality Ratios:
Net chargeoffs (recoveries) to average gross loans outstanding	0.07%	(0.01)%	0.06%
Allowance for loan losses to gross loans outstanding	0.69%	0.60%	0.64%
Non-performing loans to gross loans	0.30%	0.36%	0.16%
Non-performing assets to total assets (7)	0.30%	0.31%	0.13%

(1)	Net of loans in process, deferred loan cost, and allowance for loan losses.

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

(6)	Ratios are for Equitable Bank.

(7)	Nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans consist of all loans over 90 days past due and all loans no longer accruing interest.

N/A	Not applicable.

Balance Sheet Analysis

 Our total assets increased $4.0 million, or 2.2%, to $182.8 million at June 30, 2007 from $178.8 million at June 30, 2006. The increase in total assets was primarily the result of increases in cash and cash equivalents of $5.4 million, premises and equipment, net of $784,000 and other assets of $737,000. These increases were offset by a decrease in securities available for sale of $2.8 million. Deposits increased $5.8 million to $127.7 million at June 30, 2007 from $121.9 million at June 30, 2006. The increase in cash, the liquidity generated from the decrease in securities available for sale and the increase in deposits will be used to fund loan originations. The increase in premises and equipment and other assets was due to our branch expansion in Omaha and North Platte.

Loans. We originate commercial (including agriculture), consumer, one-to four family residential, multi-family and nonresidential real estate and construction loans. Recently we have increased our emphasis on originating non-residential real estate, construction and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated. Throughout the year we sold $17.5 million of our one-to four family fixed rate loans of which $9.2 million was sold from loans originated in the current year. The remaining $8.3 million was sold from our existing portfolio. Proceeds from the sale of loans from our existing portfolio were used to fund commercial and nonresidential real estate loans. This contributed to the increase of $6.7 million, or 38.2%, in our commercial loan portfolio and the increase of $6.8 million, or 22.7% in our nonresidential real estate portfolio.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family	$65,266	42.4%	$80,031	52.1%	$78,341	64.1%
Multi-family	6,874	4.4	7,480	4.9	8,391	6.9
Nonresidential	37,019	24.1	30,169	19.6	16,753	13.6

Total real estate mortgage loans	109,159	70.9	117,680	76.6	103,485	84.6
Construction	4,810	3.1	3,790	2.5	1,855	1.5
Commercial	24,154	15.7	17,480	11.2	3,970	3.3
Consumer:
Home equity	12,323	8.0	12,287	8.0	11,045	9.0
Other consumer	3,513	2.3	2,726	1.7	1,903	1.6

Total consumer loans	15,836	10.3	15,013	9.7	12,948	10.6

Total loans	153,959	100.0%	153,963	100.0%	122,258	100.0%

Deferred loan origination costs, net	428		371		184
Allowance for loan losses	(1,057)		(926)		(786)

Loans, net	$153,330		$153,408		$121,656

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage	Construction	Commercial	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$7,070	$3,997	$14,434	$3,371	$28,872
More than one to five years	15,176	116	4,434	9,441	29,167
More than five years	86,913	697	5,286	3,024	95,920
Total	$109,159	$4,810	$24,154	$15,836	$153,959

The following table sets forth the dollar amount of all loans at June 30, 2007 that are due after June 30, 2008 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Due After June 30, 2008
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate-mortgage	$72,581	$29,508	$102,089
Construction	593	220	813
Commercial	4,509	5,211	9,720
Consumer loans	10,297	2,168	12,465
Total	$87,980	$37,107	$125,087

The following table shows loan origination, participation and purchase activity during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Total loans at beginning of period	$153,963	$122,258	$119,139
Loans originated:
Real estate—mortgage	34,162	44,448	25,523
Construction	6,568	6,142	1,941
Commercial	42,108	33,470	15,886
Consumer	10,709	14,287	10,806

Total loans originated	93,547	98,347	54,156
Deduct:
Real estate loan principal repayments	24,925	20,886	26,627
Loans sold	17,465	9,367	-
Transfer to foreclosed assets	328	-	20
Other loan principal repayments	50,833	36,389	24,390

Net loan activity	(4)	31,705	3,119

Total loans at end of period	$153,959	$153,963	$122,258

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. All of our mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac or Ginnie Mae. During the year ended June 30, 2007, our securities portfolio declined $3.1 million, or 29.6% to $7.3 million as we used the funds from maturing securities to fund new loans.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
State and political subdivisions	$993	$973	$993	$966	$992	$999
U.S. Government-sponsored entity securities	3,985	3,941	6,596	6,462	8,213	8,185
Mortgage-backed securities	1,464	1,422	1,762	1,706	2,282	2,298
Collateralized mortgage obligations	260	248	306	296	566	562
Equity securities	-	-	-	-	15	741

Total securities available-for-sale	6,702	6,584	9,657	9,430	12,068	12,785

Securities held-to-maturity:
Mortgage-backed securities	702	684	915	888	1,238	1,248

Total securities held-to-maturity	702	684	915	888	1,238	1,248

Total	$7,404	$7,268	$10,572	$10,318	$13,306	$14,033

At June 30, 2007, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at June 30, 2007.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2007. The carrying value represents market value for the securities available-for-sale and historical cost for securtities held-to-maturity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(In thousands)
Securities available-for-sale:
State and political subdivisions	$-	-%	$303	4.2%	$670	5.3%	$-	-%	$973	4.9%
U.S. government sponsored entity securities	2,466	3.4	1,475	4.1	-	-	-	-	3,941	3.6

Mortgage-backed securities	-	-	-	-	99	9.2	1,323	5.2	1,422	6.1

Collateralized mortgage obligations	-	-	-	-	-	-	248	5.0	248	5.0

Total securities available-for-sale	2,466	3.4	1,778	4.1	769	5.8	1,571	5.2	6,584	4.3

Securities held-to-maturity
Mortgage-backed securities	-	-	-	-	172	6.0	530	5.3	702	5.5
Total securities held-to-maturity	-	-	-	-	172	6.0	530	5.5	702	5.5

Total Securities	$2,466	3.4%	$1,778	4.1%	$941	5.8%	$2,101	5.2%	$7,286	4.4%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas.

Total deposits increased $5.8 million, or 4.8%, to $127.7 million at June 30, 2007 from $121.9 million at June 30, 2006. Interest-bearing NOW and money market accounts increased $882,000 and $8.4 million, respectively from the year ended June 30, 2006. These increases are consistent with our strategy to grow our core funding sources. Certificates of deposit decreased $4.2 million to $90.1 million from $94.3 million at June 30, 2006 as a result of our pricing strategy and our efforts to reduce our cost of funds. It is the Company’s goal to lower the overall cost-of-funds. To meet that goal, the Company will continue to use brokered CD’s, FHLB advances and retail deposits as funding sources to increase the spread/margin and overall profitability.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest-bearing accounts	$6,466	5.1%	$5,748	4.7%	$3,685	3.8%
Interest-bearing NOW	12,424	9.7	11,542	9.5	8,902	9.2
Money market	14,317	11.2	5,878	4.8	4,531	4.7
Savings accounts	4,398	3.4	4,445	3.7	4,445	4.6
Certificates of deposit	90,140	70.6	94,309	77.3	75,225	77.7

Total	$127,745	100.0%	$121,922	100.0%	$96,788	100.0%

The following table indicates the amount of certificates of deposit in excess of $100,000 by time remaining until maturity as of June 30, 2007.

Maturity Period	Amount
(In thousands)
3 Months or less	$8,187
Over 3 through 6 months	1,869
Over 6 through 12 months	10,510
Over 12 months	8,352
Total	$28,918

The following table sets forth the amount and maturities of certificates of deposit classified by rates at June 30, 2007.

	1 Year or less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
	(In thousands)
2.00% to 2.99%	$3,970	$125	$1	$-	$-	$4,096
3.00% to 3.99%	6,982	4,401	344	61	-	11,788
4.00% to 4.99%	3,810	2,345	2,968	624	129	9,876
5.00% to 5.99%	50,908	9,800	2,766	855	51	64,380
Total	$65,670	$16,671	$6,079	$1,540	$180	$90,140

Borrowings.  We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB Advances	$35,132	$38,804	$31,726
FHLB Line of Credit	9,500	8,900	6,100
Average amounts outstanding during the period:
FHLB Advances	$31,354	$30,459	$29,305
FHLB Line of Credit	3,631	3,217	2,123
Weighted average interest rate during the period:
FHLB Advances	5.3%	5.1%	5.0%
FHLB Line of Credit	5.5	3.9	1.6
Balance outstanding at end of period:
FHLB Advances	$30,600	$30,604	$26,852
FHLB Line of Credit	-	-	6,100
Weighted average interest rate at end of period:
FHLB Advances	5.3%	5.3%	5.4%
FHLB Line of Credit	-	-	3.6

Federal Home Loan Bank borrowings decreased $4,000, or 0.01%, in the year ended June 30, 2007. The advances outstanding as of June 30, 2007 mature in 2008 through 2014. Federal Home Loan Bank advances decreased $2.3 million, or 7.1%, in 2007.

Stockholders’ Equity. Stockholders’ equity decreased $2.0 million to $23.0 million for the year ended June 30, 2007, from $25.0 million for the year ended June 30, 2006. This decrease was primarily the result of a net loss for the year of $1.4 million. Additionally, the decrease is a result of the Company purchasing treasury stock for $695,000 for the Equity Incentive Plan.

Comparison of Results of Operations for the Years Ended June 30, 2007 and June 30, 2006

General. Net loss for the year ended June 30, 2007 increased $431,000 to $1.4 million, compared to a net loss of $969,000 for the year ended June 30, 2006. The increase in net loss was principally the result of a decrease in net interest income of $26,000, an increase in the provision for loan losses of $113,000, a decrease in non-interest income of $538,000, an increase in non-interest expenses of $52,000 and an increase in income tax benefits of $299,000.

Interest Income. Interest income increased $1.5 million to $10.4 million for the year ended June 30, 2007, from $9.0 million for the year ended June 30, 2006. The yield on interest-earning assets increased 50 basis points and average interest-earning assets increased $11.1 million, or 7.0%, to $169.2 million for the year ended June 30, 2007 from $158.1 million for the year ended June 30, 2006.

Interest income from loans increased $1.5 million, or 18.3%, to $9.8 million for the year ended June 30, 2007, from $8.3 million for the year ended June 30, 2006. The increase was due to an increase in the average balance of loans during 2007 to $156.2 million from $143.2 million in 2006 with an increase of 50 basis points in the average yield over the same period. The increase in average balance and yield is due to the Bank’s continued commitment to originate commercial loans that tend to have a higher balance and yield. Interest income from securities and other decreased $42,000 to $636,000 for the year ended June 30, 2007, from $678,000 for the year ended June 30, 2006. The decrease was the result of a decline in the average balance of securities at June 30, 2007 to $13.0 million from $15.0 million at June 30, 2006.

Interest Expense. Total interest expense increased $1.5 million, or 29.5%, to $6.6 million for 2007 from $5.1 million for 2006. The increase in interest expense resulted from an increase in the average cost of interest bearing liabilities to 4.4% from 3.5% in 2006, reflecting higher market interest rates during 2007, and by a $6.1 million increase in the average balance of interest bearing liabilities. The average balance of interest-bearing demand deposits increased $1.8 million, or 18.2% to $11.9 million in 2007, with the average cost increasing to 1.9% from 1.1% in 2006. The average balance of money market and savings accounts decreased $1.9 million, or 13.3%, and the average cost increased to 2.3% for the year ended June 30, 2007 compared to 0.7% for the year ended June 30, 2006. The decrease in average balances and the increase in cost was due to the Bank’s customers moving funds to take advantage of the increased rate environment. The average balance of certificates of deposit increased $4.8 million, or 5.6%, to $90.5 million for the year ended June 30, 2007 from $85.7 million for the year ended June 30, 2006. Interest expense related to borrowings increased $177,000 due to an increase in the average balance of borrowings during 2007 of $1.3 million or 3.9% with the average cost of borrowings increasing 30 basis points during 2007.

Net Interest Income. Net interest income decreased $26,000, or 0.7%, to $3.9 million for 2007. Our ratio of average interest earning assets to average interest-bearing liabilities increased to 112.9% for the year ended June 30, 2007, from 110.0% for the year ended June 30, 2006. Our net interest margin decreased to 2.3% for 2007 from 2.5% for 2006.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $233,000 for the year ended June 30, 2007, as compared to a provision of $120,000 for the year ended June 30, 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $1.1 million, or 0.7% of gross loans outstanding at June 30, 2007, as compared to $926,000, or 0.6%, of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Nonperforming loans were $468,000 and $555,000 at June 30, 2007 and 2006, respectively. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Classified loans are assigned a higher percentage of allowance allocation.

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

Non-interest Income. Non-interest income decreased $538,000, or 27.5%, to $1.4 million for the year ended June 30, 2007, as compared to $2.0 million for the year ended June 30, 2006. The primary reasons for the decrease in non-interest income was a $695,000 gain on the sale of Freddie Mac common stock realized in 2006 with no comparable transaction in 2007. The change in loan fees was due to loan activity.

 Non-interest Expense. Non-interest expense for the year ended June 30, 2007 increased $52,000 to $7.1 million from $7.0 million for the year ended June 30, 2006. Salaries and employee benefits for the year ended June 30, 2007 increased $655,000, or 18.6%, to $4.2 million from $3.5 million for the year ended June 30, 2006 primarily due to the expansion of the banking operations and increased salaries and the cost of employee benefits. Occupancy expense for the year ended June 30, 2007 increased $201,000, or 25.3%, to $997,000 from $796,000 for the year ended June 30, 2006 as a result of the increased costs associated with the banking operations such as real estate taxes and depreciation. Advertising and public relations expense decreased $179,000 to $240,000 for the year ended June 30, 2007 from $419,000 for the year ended June 30, 2006. The higher expense in 2006 was the result of expenses incurred related to a concerted public relations campaign after our stock offering in November, 2005. The higher expense in 2006 was the result of expenses incurred related to the stock offering. Contributions and donations decreased $738,000 from 2006 as the Company funded Equitable Bank Charitable Foundation in 2006 with no similar transaction in 2007.

Income Tax Expense. We realized an income tax benefit of $637,000 in 2007 as compared to a income tax benefit of $338,000 in 2006. These results were based on the results from operations from the applicable tax year.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, nonaccrual loans are included in average balances only. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year ended June 30,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net	$156,199	$9,792	6.3%	$143,150	$8,279	5.8%
Securities and other	13,043	636	4.9	14,973	678	4.5
Total interest-bearing assets	169,242	10,428	6.2	158,123	8,957	5.7
Non-interest-earning assets	12,136			13,422
Total assets	$181,378			$171,545

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,885	$231	1.9	$10,055	$113	1.1
Money market and savings accounts	12,458	291	2.3	14,364	105	0.7
Certificates of deposit	90,523	4,189	4.6	85,684	3,173	3.7
Total interest-bearing deposits	114,866	4,711	4.1	110,103	3,391	3.1
FHLB borrowings	34,985	1,859	5.3	33,676	1,682	5.0
Total interest-bearing liabilities	149,851	6,570	4.4	143,779	5,073	3.5
Non-interest bearing deposits	5,802			4,723
Other non-interest bearing liabilities	1,255			2,089
Total liabilities	156,908			150,591
Equity	24,470			20,954
Total liabilities and equity	$181,378			$171,545

Net interest income		$3,858			$3,884
Interest rate spread			1.8%			2.1%
Net interest margin			2.3%			2.5%
Average interest-earning assets to average interest-bearing liabilities			112.9%			110.0%

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

	2007 Compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$802	$711	$1,513
Securities and other	(119)	77	(42)
Total interest-earning assets	683	788	1,471
Interest expense:
Deposits	156	1,164	1,320
FHLB borrowings	68	109	177
Total interest-bearing liabilities	224	1,273	1,497
Net change in interest income	$459	$(485)	$(26)

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

Analysis of Non-Performing and Classified Assets. We consider repossessed assets and loans that are over 90 days past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become over 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage	$205	$452	$169
Construction	-	-	-
Commercial	261	-	-
Consumer	3	38	21

Total nonaccrual loans	469	490	190
Loans over 90 days, still on accrual	-	65	-
Foreclosed assets, net	83	-	4

Total nonperforming assets	$552	$555	$194

Total nonperforming loans to total loans	0.3%	0.4%	0.2%
Total nonperforming loans to total assets	0.3	0.3	0.1
Total nonperforming assets to total assets	0.3	0.3	0.1

Interest income that would have been recorded for the year ended June 30, 2007 had nonaccruing loans been current according to their original terms was not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2007.

At June 30, 2007, our ratio of allowance for loan losses to nonperforming loans increased to 225.4% from 189.0% at June 30, 2006. Our allowance for loan losses increased $130,000 during 2007.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2007	2006	2005
	(In thousands)
Special mention assets	$1,939	$116	$588
Substandard assets	2,566	2,713	1,701
Doubtful assets	-	-	-
Loss assets	-	-	4
Total classified assets	$4,505	$2,829	$2,293

Other than disclosed in the above tables, there are no other loans at June 30, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in special mention assets is primarily due to an additional $1.5 million in loans that are currently performing, but possess some credit deficiencies.

 Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$698	$458	$141	$449	$86	$1,008
Construction loans	-	-	-	-	-	-
Commercial loans	54	2	2	-	-	-
Consumer loans	54	-	44	14	43	2
Total	$806	$460	$187	$463	$129	$1,010

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

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At June 30, 2007, our allowance for loan losses represented 0.7% of total gross loans and 225.4% of nonperforming loans. The allowance for loan losses increased $130,000 to $1.1 million at June 30, 2007 from $926,000 at June 30, 2006 as the provision for loan losses of $233,000 was partially offset by net chargeoffs of $103,000. The provision for loan losses in 2007 reflected management’s estimate of the potential risk in the loan portfolio at June 30, 2007. At June 30, 2007, the specific allowance identified for impaired loans was $60,000. The general valuation allowance on the remainder of the loan portfolio was $997,000. The increase in the specific allowance for identified problem loans from June 30, 2006 reflected an increase in the size of the loan portfolio, particularly commercial and construction loans. At June 30, 2006, the specific allowance identified for impaired loans was $113,000. The general valuation allowance on the remainder of the loan portfolio was $813,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate-mortgage	$703	66.5%	70.9%	$575	62.1%	76.6%	$553	70.4%	84.6%
Construction	34	3.2	3.1	18	1.9	2.5	7	0.9	1.5
Commercial	163	15.4	15.7	188	20.3	11.2	131	16.6	3.3
Consumer	157	14.9	10.3	145	15.7	9.7	95	12.1	10.6

Total allowance for loan losses	$1,057	100.0%	100.0%	926	100.0%	100.0%	$786	100.0%	100.0%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Allowance at beginning of period	$926	$786	$746
Provision for loan losses	233	120	118
Charge offs:
Real estate—mortgage	(52)	(5)	-
Construction	-	-	-
Commercial	(39)	(34)	(28)
Consumer	(35)	(22)	(53)

Total charge-offs	(126)	(61)	(81)

Recoveries:
Real estate—mortgage	-	-	-
Construction	-	-	-
Commercial	23	80	-
Consumer	1	1	3

Total recoveries	24	81	3

Net recoveries (charge-offs)	(102)	20	(78)

Allowance at end of period	$1,057	$926	$786

Allowance to nonperforming loans	225.4%	189.0%	412.9%
Allowance to total loans outstanding at the end of the period	0.7%	0.6%	0.6%
Net charge-offs (recoveries) to average loans outstanding during the period	0.1%	0.0%	0.1%

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

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use two net portfolio value analyses, one prepared by the Office of Thrift Supervision and the other prepared by us, to review our level of interest rate risk. These analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$13,823	$(6,876)	(33.0)%	7.9%	(329)bp
200	16,324	(4,375)	(21.0)	9.1	(204)
100	18,635	(2,064)	(10.0)	10.2	(94)
0	20,699	-	-	11.1	-
(100)	22,374	1,675	8.0	11.9	71
(200)	23,399	2,700	13.0	12.2	110

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

 Liquidity and Capital Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Topeka. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $9.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.6 million at June 30, 2007. Of this amount, $4.7 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization, as well as a line of credit with the Federal Home Loan Bank of Topeka. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $53.9 million from the Federal Home Loan Bank of Topeka. On June 30, 2007, we had $30.6 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At June 30, 2007, we had $18.6 million in loan commitments outstanding, which consisted of $2.6 million of mortgage loan commitments, $3.3 million in unused home equity lines of credit, $224,000 of personal lines of credit, and $12.5 million in home equity lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $65.7 million, or 72.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects the flat yield curve. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. Based on prior experience, management believes that a significant portion of such deposits will remain with us. Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 to the consolidated financial statements of Equitable Financial included in this report.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2007 and their effect on our liquidity is presented at note 12 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended June 30, 2007 and June 30, 2006, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7. FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1 - Election of Directors” in Equitable Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders the (“Proxy Statement”) is incorporated by reference.

Executive Officers

The Board of Directors annually elects the executive officers of Equitable Financial, Equitable Financial MHC and Equitable Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Richard L. Harbaugh	Chief Executive Officer of Equitable Bank and Acting Chairman of the Board, Chief Executive Officer and President of Equitable Financial and Equitable Financial MHC

Kim E. Marco	Executive Vice President and Chief Financial Officer of Equitable Bank, Equitable Financial and Equitable Financial MHC

Thomas E. Gdowski	Executive Vice President and Chief Operating Officer of Equitable Bank and Equitable Financial

David F. Dohmen	President of Equitable Bank

Terry M. Pfeifer	Senior Vice President and Chief Investment Officer of Equitable Bank and Equitable Financial

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of June 30, 2007.

Kim E. Marco has served as Chief Financial Officer of the Bank since 1995 and as Executive Vice President of the Bank since 2004. Mr. Marco has served as the Executive Vice President and Chief Financial Officer of the Company and Equitable Financial MHC since their formation in November 2005. Mr. Marco served as the Bank’s Senior Vice President from 1995 to 2004 and previously served as Treasurer and Controller. Age 55.

David F. Dohmen has served as Senior Vice President and Chief Lending Officer of the Bank since 2001. Mr. Dohmen has served as the Bank’s President since the Bank’s reorganization in November 2005. Mr. Dohmen previously served as the Bank’s Assistant Vice President and Lending Officer since 1988. Age 44.

 Terry M. Pfeifer has served as the Bank’s Senior Vice President and Chief Investment Officer since March 2001. Mr. Pfeifer has also served as the Senior Vice President and Chief Investment Officer of the Company since its formation in November 2005. Previously, Mr. Pfeifer served as an investment officer at Wells Fargo Bank from August 2000 to March 2001 and as an investment officer at Overland National Bank from August 1997 to August 2000. Age 44.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Disclosure of Audit Committee Financial Expert

For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee” in the Proxy Statement.

Disclosure of Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Cindy Pope, Corporate Secretary, Equitable Financial Corp., 113-115 North Locus Street, Grand Island, Nebraska 68801.

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

(d)	Equity Compensation Plan Information

The Company has adopted the Equitable Financial Corp. 2006 Equity Incentive Plan, which was approved by stockholders in November 2006.

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	226,208	—	226,208
Equity compensation plans not approved by security holders	—	—	—
Total	226,208	—	226,208

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Certain relationships and related transactions

(b)	Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal 1 - Election of Directors” in the Proxy Statement.

ITEM 13. EXHIBITS

3.1	Charter of Equitable Financial Corp.(1)

3.2	Bylaws of Equitable Financial Corp.(1)

4.0	Stock Certificate of Equitable Financial Corp.(2)

10.1	*Form of Equitable Bank Employee Stock Ownership Plan and Trust(2)

10.2	*Form of ESOP Loan Commitment Letter and ESOP Loan Documents(2)

10.3	*Form of Equitable Bank Employee Severance Compensation Plan(2)

10.4	*Equitable Federal Savings Bank of Grand Island 401(k) Savings Plan(2)

10.5	*Form of Equitable Bank Supplemental Executive Retirement Plan(2)

10.6	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Richard L. Harbaugh(3)

10.7	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Kim E. Marco(3)

10.8	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Terry M. Pfeifer(3)

10.9	*Employment Agreement among Equitable Bank, Equitable Financial Corp. and Thomas E. Gdowski(4)

10.10	*Equitable Finanical Corp. 2006 Equity Incentive Plan (5)

10.11	*Form of Award Agreements under 2006 Equity Incentive Plan (6)

21.0	Subsidiaries of the Small Business Issuer

23.1	Consent of McGladery & Pullen, LLP

23.2	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on February 14, 2006.

(2)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto. Registration No. 333-126617.

(3)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on May 15, 2006.

(4)	Incorporated by reference into this document from Exhibit 10.9 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2007.

(5)	Incorporated by reference into this document from Appendix C to the definitive proxy statement filed with the Securities and Exchange Commission on October 2, 2006.

(6)	Incorporated by reference into this document from Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-139040).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3-Ratification of Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Date: September 26, 2007	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard L. Harbaugh
Richard L. Harbaugh	President, Chief Executive Officer and Director (principal executive officer)	September 26, 2007

/s/ Kim E. Marco
Kim E. Marco	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	September 26, 2007

Vincent J. Dugan	Director

/s/ Thomas E. Gdowski
Thomas E. Gdowski	Director	September 26, 2007

/s/ Gary L. Hedman
Gary L. Hedman	Director	September 26, 2007

/s/ Pamela L. Price
Pamela L. Price	Director	September 26, 2007

Jonas A. Proffitt, M.D.	Director

Name	Title	Date

/s/ Jack E. Rasmussen
Jack E. Rasmussen	Director	September 26, 2007

/s/ Douglas J. Redman
Douglas J. Redman	Director	September 26, 2007

/s/ Benedict P. Wassinger, Jr.
Benedict P. Wassinger, Jr.	Director	September 26, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Equitable Financial Corp.
Grand Island, Nebraska

We have audited the accompanying consolidated balance sheet of Equitable Financial Corp. and subsidiaries as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. and subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the year ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska
September 25, 2007

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equitable Financial Corp.
Grand Island, Nebraska

We have audited the accompanying consolidated balance sheet of Equitable Financial Corp. as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. as of June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Oak Brook, Illinois
September 15, 2006

Equitable Financial Corp.

Consolidated Balance Sheet
June 30, 2007 and 2006

	2007	2006
Assets
Cash and due from financial institutions	$2,382,234	$2,392,931
Federal funds sold	7,100,000	1,700,000
Cash and cash equivalents	9,482,234	4,092,931
Securities available-for-sale, at fair value	6,584,274	9,429,663
Securities held-to-maturity, fair value June 30, 2007 $684,464;
June 30, 2006 $888,342	702,030	915,184
Federal Home Loan Bank stock, at cost	2,447,500	2,311,800
Loans, net of allowance for loan losses June 30, 2007 $1,056,873;
June 30, 2006 $926,312	153,329,552	153,408,146
Premises and equipment, net	6,850,891	6,067,331
Foreclosed assets, net	82,900	-
Accrued interest receivable	1,235,278	1,153,751
Other assets	2,119,652	1,382,255
Total assets	$182,834,311	$178,761,061
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing deposits	$6,465,861	$5,748,057
Interest-bearing deposits	121,279,000	116,173,516
Total deposits	127,744,861	121,921,573
Federal Home Loan Bank borrowings	30,599,626	30,604,426
Advance payments from borrowers for taxes and insurance	794,930	893,846
Accrued interest payable and other liabilities	528,952	246,540
Total liabilities	159,668,369	153,666,385
Common stock in ESOP subject to contingent repurchase obligation	151,679	61,033
Commitments and contingencies (See Note 12)
Stockholders' equity
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares,
no shares outstanding	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized;
3,297,509 shares issued at June 30, 2007 and 2006	32,975	32,975
Additional paid-in capital	13,619,515	13,617,427
Retained earnings	11,421,576	12,820,516
Unearned ESOP shares	(1,135,440)	(1,226,280)
Treasury stock, 64,631 shares at cost	(694,783)	-
Accumulated other comprehensive (loss), net of tax	(77,901)	(149,962)
Reclassification of ESOP shares	(151,679)	(61,033)
Total stockholders' equity	23,014,263	25,033,643
Total liabilities and stockholders' equity	$182,834,311	$178,761,061

See Notes to Consolidated Financial Statements.

Equitable Financial Corp.

Consolidated Statements of Operations
Years Ended June 30, 2007 and 2006

	2007	2006
Interest income
Loans	$9,791,954	$8,279,023
Securities	488,967	598,072
Other	146,968	79,539
Total interest income	10,427,889	8,956,634

Interest expense
Deposits	4,710,452	3,391,211
Federal Home Loan Bank borrowings	1,859,397	1,681,406
Total interest expense	6,569,849	5,072,617

Net interest income	3,858,040	3,884,017
Provision for loan losses	233,231	120,000
Net interest income after provision for loan losses	3,624,809	3,764,017

Noninterest income
Service charges on deposit accounts	387,480	233,823
Gain on sale of securities	-	694,583
Brokerage fee income	910,419	842,220
Gain on sale of data processor stock	-	34,778
Loss on sale of loans	(17,822)	(142,972)
Other loan fees	58,488	211,385
Other income	77,582	79,904
Total noninterest income	1,416,147	1,953,721

(continued)

Equitable Financial Corp.

Consolidated Statements of Operations
Years Ended June 30, 2007 and 2006 (continued)

	2007	2006
Noninterest expenses
Salaries and employee benefits	4,165,216	3,510,683
Director and committee fees	101,550	97,800
Data processing fees	380,906	389,008
Occupancy and equipment	997,423	796,368
Regulatory fees and deposit insurance premium	69,163	61,033
Loss on sale of foreclosed assets	3,847	501
Loss on investment in low income housing partnerships	30,866	39,309
Advertising and public relations	239,979	419,456
Contributions and donations	71,114	809,369
Insurance and surety bond premiums	90,291	88,636
Professional fees	379,204	327,537
Supplies, telephone, postage	255,554	231,968
ATM expenses	33,158	30,955
Dues and subscriptions	40,361	45,307
Other expenses	218,221	176,836
Total noninterest expense	7,076,853	7,024,766

(Loss) before income taxes	(2,035,897)	(1,307,028)

Income tax (benefit)	(636,957)	(338,227)
Net (loss)	$(1,398,940)	$(968,801)
Basic and diluted (loss) per share	$(0.44)	$(0.27)*

*	(Loss) per share is calculated based on the period of time from the completion date of the initial public offering, November 8, 2005, through the period ended June 30, 2006. See Note 11.

See Notes to Consolidated Financial Statements.

Equitable Financial Corp.

Consolidated Statement of Stockholders' Equity
Years Ended June 30, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total
Balance, June 30, 2005	$-	$-	$13,889,317	$-	$-	$473,301	$-	$14,362,618
Comprehensive loss
Net (loss)	-	-	(968,801)	-	-	-	-	(968,801)
Change in net unrealized gain (loss) on securities
available-for-sale, net of income taxes and
reclassification adjustments	-	-	-	-	-	(623,263)	-	(623,263)
Total comprehensive loss								(1,592,064)
Distribution to capitalize Equitable Financial MHC	-	-	(100,000)	-	-	-	-	(100,000)
Issuance of common stock, net of offering costs	32,348	12,994,635	-	-	-	-	-	13,026,983
Purchase of 129,262 shares for ESOP	-	-	-	(1,292,620)	-	-	-	(1,292,620)
Donation of 62,653 shares to Equitable Bank Charitable Foundation	627	625,903	-	-	-	-	-	626,530
Release of 6,634 unearned ESOP shares	-	(3,111)	-	66,340	-	-	-	63,229
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent
repurchase obligation of ESOP shares	-	-	-	-	-	-	(61,033)	(61,033)
Balance, June 30, 2006	$32,975	$13,617,427	$12,820,516	$(1,226,280)	$-	$(149,962)	$(61,033)	$25,033,643
Comprehensive loss
Net (loss)	-	-	(1,398,940)	-	-	-	-	(1,398,940)
Change in unrealized gain (loss) on securities
available-for-sale, net of income taxes	-	-	-	-	-	72,061	-	72,061
Total comprehensive loss								(1,326,879)
Release of 9,084 unearned ESOP shares	-	2,088	-	90,840	-	-	-	92,928
Purchase of 64,631shares of treasury stock	-	-	-	-	(694,783)	-	-	(694,783)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent
repurchase obligation of ESOP shares	-	-	-	-	-	-	(90,646)	(90,646)
Balance, June 30, 2007	$32,975	$13,619,515	$11,421,576	$(1,135,440)	$(694,783)	$(77,901)	$(151,679)	$23,014,263

See Notes to Consolidated Financial Statements.

Equitable Financial Corp.

Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net (loss)	$(1,398,940)	$(968,801)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	412,948	238,917
Federal Home Loan Bank stock dividends	(135,700)	(108,340)
Charitable foundation donation	-	626,530
Donation of premises and equipment	-	68,304
ESOP expense	92,928	63,229
Deferred loan origination costs, net	(55,994)	(187,960)
Amortization of premiums and discounts	12,690	43,226
Loss on sale of loans	17,822	142,972
Loss on sale of foreclosed assets	3,847	501
Provision for loan losses	233,231	120,000
Deferred taxes	(635,531)	(338,226)
Gain on sale of investments	-	(694,583)
Gain on sale of data processor stock	-	(34,778)
Loss on disposal of premises and equipment	21,009	-
Loans originated for sale	(9,945,949)	-
Proceeds from sale of loans	9,270,110	-
Changes in:
Accrued interest receivable	(81,527)	(467,553)
Other assets	(42,000)	(93,536)
Accrued interest payable and other liabilities	282,412	140,044
Net cash (used in) operating activities	(1,948,644)	(1,450,054)
Cash Flows From Investing Activities:
Net change in loans	(7,944,802)	(38,156,129)
Proceeds from sale of loans held for investment	8,079,625	6,328,580
Proceeds from sale of foreclosed assets, net	240,817	3,831
Securities available-for-sale
Proceeds from sales	-	705,650
Proceeds from calls and principal repayments	2,945,397	2,367,997
Securities held-to-maturity
Proceeds from principal repayments	209,638	312,009
Proceeds from sale of data processor stock	-	34,778
Purchase of Federal Home Loan Bank stock	-	(213,860)
Purchase of premises and equipment	(1,217,517)	(2,472,458)
Net cash provided by (used in) investing activities	2,313,158	(31,089,602)

(continued)

Equitable Financial Corp.

Consolidated Statements of Cash Flows (continued)
Years Ended June 30, 2007 and 2006

	2007	2006
Cash Flows From Financing Activities:
Net change in deposits	$5,823,288	$25,133,454
Proceeds from Federal Home Loan Bank borrowings	58,100,000	63,100,001
Repayments of Federal Home Loan Bank borrowings	(58,104,800)	(65,447,825)
Net change in advance payments from borrowers for taxes and insurance	(98,916)	52,895
Net proceeds from initial stock offering	-	13,026,983
Purchase of treasury stock	(694,783)
Purchase of ESOP shares	-	(1,292,620)
Distribution to capitalize Equitable Financial MHC	-	(100,000)
Net cash provided by financing activities	5,024,789	34,472,888

Increase in cash and cash equivalents	5,389,303	1,933,232

Cash and cash equivalents:
Beginning	4,092,931	2,159,699
Ending	$9,482,234	$4,092,931

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$6,344,915	$5,036,246
Income taxes (refunded) paid	$(34,497)	$64,479
Transfer of loans to foreclosed assets	$327,564	$-

Supplemental Non-Cash Disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$151,679	$61,033

See Notes to Consolidated Financial Statements.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary, Equitable Bank (the “Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

The Company was organized on November 8, 2005 and is a majority-owned subsidiary of Equitable Financial MHC. The financial statements do not include the transactions and balances of the MHC. The information as of and for the year ended June 30, 2006 includes the Company’s information beginning November 8, 2005. The information in this report for the period prior to November 8, 2005, including the financial statements and related financial data, relates to the Bank only.

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

Nature of business: The primary business of the Company is the ownership of the Bank. Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and branches, which are located in Grand Island, North Platte and Omaha, Nebraska. The Bank’s primary services include accepting deposits, making loans, and investing in securities.

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

Cash flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and advance payments from borrowers for taxes and insurance.

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Interest income is recognized under the interest method and includes amortization of purchase premium and discount. Gains and losses on sales are recorded on the trade date based on the amortized cost of the security sold and determined using the specific identification method.

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

Federal Home Loan Bank Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. As of June 30, 2007 and 2006, loans held for sale were $742,925 and $135,000, respectively.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term, adjusted for prepayments. Interest income is discontinued at the time the loan is over 90-days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for loans losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balances required using past loan loss experience; the nature of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made of specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial loans and loans secured by nonresidential real estate are individually evaluated for impairment. If a loan is impaired, an allowance is established when the present value of estimated future cash flows using the loan’s existing rate (or the fair value of collateral if repayment is expected solely from the collateral) is lower than the carrying value of the loan. Large groups of smaller balance homogenous loans, such as consumer and loans secured by one-to-four family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank; (2) the transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market, less selling expenses when acquired. Any writedowns at the time of acquisition are charged against the allowance for loan losses. If the value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Income taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequence of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity

Loan commitments and related financial instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represent the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair value of financial instruments: Fair values of financial instruments are estimated using relevant market value information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Segment reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has one operating segment, community banking.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Pending accounting pronouncements: In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. Based upon our evaluation to date the Company does not expect the adoption of FIN 48 to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets and liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on it financial position, results of operation and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies and is currently assessing the financial statement impact of implementing EITF 06-04.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In March 2007, the Emerging Issues Task Force (“EITF”) reached a final conclusion on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangement.” The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any assets should be recognized and measure based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently assessing the financial statement impact of implementing EITF 06-10.

Note 2.	Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:
		Gross	Gross
	Carrying	Unrealized	Unrealized
	Amount	Gains	Losses	Fair Value
At June 30, 2007
U.S. government-sponsored entity securities	$3,985,000	$-	$(43,736)	$3,941,264
Mortgage-backed securities	1,464,099	10,494	(52,307)	1,422,286
Collateralized mortgage obligations	260,194	-	(12,190)	248,004
State and political subdivisions	993,012	-	(20,292)	972,720
	$6,702,305	$10,494	$(128,525)	$6,584,274

At June 30, 2006
U.S. government-sponsored entity securities	$6,595,796	$-	$(133,576)	$6,462,220
Mortgage-backed securities	1,761,913	12,486	(68,196)	1,706,203
Collateralized mortgage obligations	306,419	-	(10,501)	295,918
State and political subdivisions	992,747	-	(27,425)	965,322
	$9,656,875	$12,486	$(239,698)	$9,429,663

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
At June 30, 2007
Mortgage-backed securities	$702,030	$2,761	$(20,327)	$684,464

At June 30, 2006
Mortgage-backed securities	$915,184	$1,906	$(28,747)	$888,342

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

Mortgage-backed securities and collateralized mortgage obligations consist of Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”) issues and Government National Mortgage Association (“Ginnie Mae”).

The carrying amount and fair values of securities available-for-sale at June 30, 2007 by contractual maturity are shown below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Carrying Amount	Fair Value
Due in one year or less	$2,485,000	$2,466,574
Due after one year through five years	1,810,000	1,777,906
Due after five years through ten years	683,012	669,504
	4,978,012	4,913,984

Mortgage-backed securities	1,464,099	1,422,286
Collateralized mortgage obligations	260,194	248,004
Total	$6,702,305	$6,584,274

Securities pledged at June 30, 2007 and 2006 had an approximate carrying amount of $4,672,000 and $7,080,000, respectively and were pledged to secure certain customer depository relationships, advances, and a line of credit with the FHLB of Topeka.

Sales of securities available-for-sale for the years ended June 30 were as follows:

	2007	2006
Proceeds	$-	$705,650
Gross gains	-	694,583
Gross losses	-	-

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 20, 2007
U.S. government-
sponsored equity
securities	$-	$-	$3,941,264	$(43,736)	$3,941,264	$(43,736)
Mortgage-backed
securities	29,779	(63)	1,497,264	(72,571)	1,527,043	(72,634)
Collateralized mortgage
obligations	-	-	248,004	(12,190)	248,004	(12,190)
State and political
subdivisions	357,300	(6,510)	615,420	(13,782)	972,720	(20,292)
	$387,079	$(6,573)	$6,301,952	$(142,279)	$6,689,031	$(148,852)
June 20, 2006
U.S. government-
sponsored equity
securities	$1,107,746	$(3,050)	$5,354,474	$(130,526)	$6,462,220	$(133,576)
Mortgage-backed
securities	648,632	(29,043)	1,205,765	(67,900)	1,854,397	(96,943)
Collateralized mortgage
obligations	-	-	295,918	(10,501)	295,918	(10,501)
State and political
subdivisions	664,484	(18,264)	300,838	(9,161)	965,322	(27,425)
	$2,420,862	$(50,357)	$7,156,995	$(218,088)	$9,577,857	$(268,445)

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 3.	Loans

Loans at June 30 are as follows:
	2007	2006
Secured by one-to-four family residential real estate	$65,266,358	$80,031,460
Secured by multi-family real estate	6,874,291	7,480,198
Secured by nonresidential real estate	37,018,765	30,168,888
Construction	4,809,760	3,789,598
Commercial loans	24,154,252	17,479,513
Consumer loans	15,835,720	15,013,341
Total loans	153,959,146	153,962,998

Deferred loan origination costs, net	427,279	371,460
Allowance for loan losses	(1,056,873)	(926,312)
	(629,594)	(554,852)
Loans, net	$153,329,552	$153,408,146

Changes in the allowance for loan losses for the years ended June 30, 2007 and 2006 were as follows:
	2007	2006
Beginning balance	$926,312	$785,973
Provision for loan losses	233,231	120,000
Loans charged off	(126,232)	(60,727)
Recoveries	23,562	81,066
Ending balance	$1,056,873	$926,312

During the years ended June 30, 2007 and 2006, the Company sold approximately $17,465,000 and $6,472,000, respectively, of fixed-rate loans secured by one-to-four family residential real estate, which resulted in pre-tax losses on sale of $17,822 and $142,972, respectively.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

Impaired loans at June 30 were as follows:

	2007	2006
Impaired loans with allocated allowance for loan losses	$304,875	$574,826
Impaired loans with no allocated allowance for loan losses	372,775	10,750
Total impaired loans	$677,650	$585,576

Amount of the allowance for loan losses allocated	$60,000	$112,651
Average balance of impaired loans during the year	490,600	688,594

Interest income recognized on impaired loans was not material.

	2007	2006
Nonperforming loans at June 30 were as follows:
Loans past due over 90 days still on accrual	$-	$65,000
Nonaccrual loans	469,000	490,000
Total	$469,000	$555,000

The Company entered into an agreement with the FHLB to originate mortgage loans on behalf of the FHLB and to sell closed loans to the FHLB under the FHLB Mortgage Partnership Finance (“MPF”) program. Under the terms of the agreement, the Bank retains a portion of the credit risk associated with each conventional loan pool under a risk-sharing agreement. The Bank’s credit losses are capped by the credit enhancement amount established for each pool of loans. Losses beyond that cap are absorbed by the FHLB. At June 30, 2007 and 2006, the amount of conventional loans outstanding that were originated and sold to the FHLB in the MPF were $4,072,000 and $1,126,000, with possible credit enhancement losses capped at approximately $139,000 and $47,000 at June 30, 2007 and 2006. No provision has been established for this credit risk.

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30 is summarized as follows:

	2007	2006
Securities	$39,842	$65,524
Loans	1,195,436	1,088,227
	$1,235,278	$1,153,751

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 5.	Premises and Equipment, Net

Premises and equipment, net at June 30, are as follows:

	2007	2006
Land and land improvements	$1,345,583	$945,854
Land held for future development	-	399,728
Buildings and improvements	6,480,879	3,938,197
Construction in progress	-	1,768,658
Furniture and equipment	1,236,942	1,325,444
Computer equipment	428,430	780,646
Total cost	9,491,834	9,158,527

Accumulated depreciation	(2,640,943)	(3,091,196)
	$6,850,891	$6,067,331

Depreciation expense was $412,948 and $238,917 for the years ended June 30, 2007 and 2006, respectively.

During the year ended June 30, 2005, the Bank began the process of building two future branch facilities. At June 30 2006 $1,769,000 of total costs had been incurred. During the year ended June 30, 2006, the Company capitalized interest during the construction period totaling $11,960. The facilities were placed in operation during the year ended June 30, 2007.

Note 6.	Deposits

Deposits as of June 30 are as follows:

	2007	2006
Non-interest-bearing demand	$6,465,861	$5,748,057
Interest-bearing NOW	12,424,334	11,541,413
Money market	14,317,009	5,878,262
Savings	4,398,332	4,444,722
Certificates of deposit	90,139,325	94,309,119
	$127,744,861	$121,921,573

Certificates of deposit of $100,000 or more were approximately $28,918,000 and $36,472,000 at June 30, 2007 and 2006, respectively. Included in certificates of deposits of $100,000 or more are $9,057,000 and $17,397,000 of brokered deposits at June 30, 2007 and 2006, respectively.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 6.	Deposits (Continued)

At June 30, 2007, the schedule maturities of certificates of deposit are as follows:

2008	$65,669,883
2009	16,671,190
2010	6,079,244
2011	1,539,734
2012	179,274
$90,139,325

Interest expense on deposit accounts is summarized as follows for the years ended June 30:

	2007	2006
Interest-bearing NOW	$231,124	$112,708
Money market	276,132	82,936
Savings	14,426	21,839
Certificates of deposit	4,188,770	3,173,728
	$4,710,452	$3,391,211

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 7.	Federal Home Loan Bank Borrowings

FHLB borrowings are summarized as follows:

			Weighted
	Contractual		Average
	Interest Rate		Contractual
	Range		Rate	Amount
At June 30, 2007
Fixed-rate FHLB advances due:
Within 1 year	5.682%	5.682%	5.682%	$2,000,000
1 to 2 years	2.883	5.245	4.465	1,592,860
2 to 3 years	5.010	5.010	5.010	3,000,000
3 to 4 years	3.432	3.660	3.508	749,999
Greater than 6 years	3.988	6.897	5.892	2,256,767
Total fixed-rate FHLB advances	2.883	6.897	5.150	9,599,626
Variable-rate FHLB advances due:
Within 1 year	5.400	5.400	5.400	1,000,000
2 to 3 years	5.390	5.390	5.390	4,000,000
3 to 4 years	5.870	5.870	5.870	10,000,000
4 to 5 years	4.400	5.370	4.662	6,000,000
Total variable-rate FHLB advances	4.400	5.870	5.411	21,000,000
Open line advances up to $10 million,
due on demand	5.530	5.530	-	-
Total FHLB borrowings	2.883%	6.897%	5.329%	$30,599,626
At June 30, 2006
Fixed-rate FHLB advances due:
Within 1 year	2.176%	7.086%	4.334%	$3,057,602
1 to 2 years	5.230	5.682	5.531	3,000,000
2 to 3 years	2.883	5.245	4.420	2,464,288
4 to 5 years	3.432	5.870	5.662	10,964,285
5 to 6 years	4.400	4.940	4.670	2,000,000
Greater than 6 years	3.988	6.897	5.814	2,418,251
Total fixed-rate FHLB advances	2.176%	7.086	5.280	23,904,426
Variable-rate FHLB advances due:
Within 1 year	5.340	5.340	5.340	6,700,000
Open line advances up to $10 million,
due on demand	5.470	5.470	-	-
Total FHLB borrowings	2.176%	7.086%	5.293%	$30,604,426

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 7.	Federal Home Loan Bank Borrowings (Continued)

The Bank maintains a collateral pledge agreement covering secured advances whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgage on improved residential property not more than 90-days delinquent to secure advances from the FHLB of Topeka. All stock in the FHLB of Topeka, in addition to other securities (see Note 2), is pledged as additional collateral for these advances. At June 30, 2007 and 2006, $54.7 million and $70.5 million of first mortgage and multi-family mortgage loans, respectively, collateralized the advances. At June 30, 2007, the Bank had the ability to borrow an additional $23.2 million in FHLB advances.

Note 8.	Regulatory Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. Management believes, as of June 30, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 8.	Regulatory Matters (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions Amount
(Dollars in thousands)	Amount	Ratio	Amount Ratio		Amount	Ratio
June 30, 2007
Total capital (to
risk-weighted assets)	$18,737	13.56%	$11,057	8.0%	$13,822	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	17,680	12.79%	5,529	4.0%	8,293	6.0%
Tier 1 (core) capital (to
adjusted total assets)	17,680	9.67%	7,315	4.0%	9,143	5.0%
Tangible capital (to
adjusted total assets)	17,680	9.67%	2,743	1.5%	-	0.0%

June 30, 2006
Total capital (to
risk-weighted assets)	$19,406	14.98%	$10,365	8.0%	$12,956	10.0%
Tier 1 (core) capital (to
risk-weighted assets)	18,592	14.25%	5,182	4.0%	7,773	6.0%
Tier 1 (core) capital (to
adjusted total assets)	18,592	10.41%	7,151	4.0%	8,938	5.0%
Tangible capital (to
adjusted total assets)	18,592	10.41%	2,679	1.5%	-	0.0%

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes

The income tax expense is as follows:

	2007	2006
Current
Federal	$-	$(40,030)
State	(2,031)	-
	(2,031)	(40,030)

Deferred
Federal	(752,926)	(477,197)
State	-	-
	(752,926)	(477,197)

Change in valuation allowance	118,000	179,000
Total income tax expense (benefit)	$(636,957)	$(338,227)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the statements of operations follows:

	Years Ended June 30,
	2007	2006
Provision computed at the statutory federal tax rate	$(692,580)	$(444,390)
State taxes and other, net	(2,031)	(1,002)
Valuation allowance for charitable contribution carryforward	118,000	179,000
Non-taxable income and credits	(60,346)	(71,835)
Total income tax expense	$(636,957)	$(338,227)
Effective income tax rate	(39.24)%	(25.88)%

Retained earnings at June 30, 2007 and 2006 includes certain historical additions to bad debt reserves of approximately $2,132,000 for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal taxes would be imposed at the then applicable rates. The related amount of unrecognized deferred tax liability was approximately $725,000.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 9.	Income Taxes (Continued)

At June 30, 2007 and 2006, the Company had charitable contribution carryforwards. These contributions have a five-year life and are used on a first-in, first-out basis after current year contributions are used. In addition, these contributions are subjected to a tax return deduction limitation of 10% of taxable income on an annual basis. The Company has continually evaluated this carryforward and based on an estimate of future taxable income, during the period when these contributions can be used, the Company has determined that an additional valuation allowance of $118,000 is warranted as of June 30, 2007. These contributions will expire in the fiscal years ending June 30, 2007 through 2011.

In addition, at June 30, 2007 the Company had federal net operating loss carryforwards of $2,515,000, which will expire in the fiscal years ending June 30, 2026 and 2027. A valuation allowance has not been established for the deferred tax asset related to the net operating losses, as the Company believes that they will be realized.

The net deferred tax asset is as follows:

	Years Ended June 30,
	2007	2006
Gross deferred tax assets
Allowance for loan losses	$359,337	$308,031
Net operating loss carryover	855,248	164,242
Unrealized loss on securities	40,131	77,252
Charitable contributions carryover	358,365	358,335
Other	14,771	3,937
General business credits	197,811	137,465
	1,825,663	1,049,262

Gross deferred tax liabilities
Depreciation	(60,959)	(47,050)
FHLB stock dividends	(368,869)	(322,537)
Other	(5,327)	(5,577)
	(435,155)	(375,164)

Valuation allowance for deferred tax assets	(343,000)	(225,000)

Net deferred tax asset (liability)	$1,047,508	$449,098

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 10.	Employee Benefit Plans

The Company has a 401(k) and profit sharing plan (“the Plans”) covering substantially all employees. Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors. Participant interests are vested over a period from one to five years of service. Contributions to the Plans for the years ended June 30, 2007 and 2006 were $196,712 and $174,325, respectively.

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

The ESOP has a plan year end of December 31. At December 31, 2006 and 2005, 9,084 and 2,092 shares, respectively, were allocated to the ESOP. The fair value of the shares allocated approximated $11.75 per share at December 31, 2006. The Company has recorded a compensation expense of $92,928 for shares that were released and committed to be released for the year ended June 30, 2007. For presentation purposes, 11,176 released shares and 4,542 shares that have been committed to be released are disclosed as allocated shares as of June 30, 2007.

Shares held by the ESOP at June 30, 2007 and 2006 were as follows:
	2007	2006
Allocated shares	15,718	6,634
Unearned ESOP shares	113,544	122,628
Total ESOP shares	129,262	129,262

Fair value of unearned ESOP shares	$1,095,702	$1,128,178

Fair value of allocated shares subject to repurchase obligation	$151,679	$61,033

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 10.	Employee Benefit Plans (Continued)

The Bank has entered into an employment contract with the President and Chief Executive Officer, which provides for a base salary, bonus eligibility determined by the Board of Directors, eligibility to participate in bank-sponsored benefit plans, and other fringe benefits. Additionally, the Bank agreed to purchase and pay for all premiums on a $600,000 life insurance policy for the President. The President is the beneficiary of $400,000 of this life insurance policy, while the Bank is the beneficiary of the remaining $200,000. If the President terminated his employment with the Bank prior to November 22, 2010, the Bank is entitled to receive the entire cash value of the life insurance policy. If the President terminates his employment with the Bank after November 22, 2010, the Bank is entitled to receive one-third or the cash value of the life insurance policy. At June 30, 2007, the Bank has recorded an asset of $24,150 and a corresponding liability of $16,110, the net of which represents one-third of the cash surrender value.

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006. Under this plan, the Company may award up to 161,577 stock options and 64,631 shares of restricted stock to employees and directors. To date, the Company has not made any awards of stock options or restricted stock under the plan. At June 30, 2007 the Company had purchased 64,631 shares of Treasury stock for the restricted stock awards program for approximately $695,000.

Note 11.	Earnings (Loss) Per Share

Amounts reported in earnings (loss) per share reflect earnings (loss) available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the year. The Company did not issue shares of common stock until November 8, 2005. Therefore, earnings (loss) per share reported for the year ended June 30, 2006 reflects income (loss) only for the period during which shares were outstanding. There were no potentially dilutive shares for the years ended June 30, 2007 and 2006.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the years ended June 30, 2007 and 2006:

	2007	2006
Net loss available to common stockholders	$(1,398,940)	$(862,927)
Weighted average common shares outstanding	3,166,762	3,169,865
Basic and diluted earnings (loss) per share	(0.44)	(0.27)

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 12.	Loan Commitments and Other Related Activities

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

The contractual or notional amounts as of June 30 are as follows:

	2007	2006
Financial instruments wherein contractual amounts
represent credit risk
Commitments to extend credit	$8,319,000	$5,554,000
Standby letters of credit	20,000	20,000
Unused lines of credit	10,228,000	9,262,000

At June 30, 2007, fixed-rate commitments were $746,000, with rates ranging from 5.25% to 6.25%. These commitments are due to expire within four months of issuance.

In addition to these financial instruments, the Bank also has additional funding commitments for various low income housing partnerships that the Bank has invested in. The liability for the funding of these low income housing partnerships approximated $61,900 and $112,500 at June 30, 2007 and 2006 and has been recorded in accrued interest payable and other liabilities in the statement of financial condition.

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 12.	Loan Commitments and Other Related Activities (Continued)

In April 2006, the Company entered into an operating lease for a new branch facility, with expiration in June 2012. The lease has a renewal option to extend the lease for five years. The Company has a one time option to terminate the lease on June 30, 2009, provided certain conditions are met. Future commitments under the operating lease approximate the following:

2008	$112,956
2009	112,956
2010	119,064
2011	119,064
2012	119,064
$583,104

Rental expense, included in occupancy and equipment expense on the consolidate statement on operations, totaled approximately $150,000 and $90,000 for the years ended June 30, 2007 and 2006, respectively.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 13.	Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments is as follows:
	Carrying	Estimated
	Amount	Fair Value
June 30, 2007
Financial assets
Cash and cash equivalents	$9,482,234	$9,482,234
Securities available-for-sale	6,584,274	6,584,274
Securities held-to-maturity	702,030	684,464
Federal Home Loan Bank stock	2,447,500	2,447,500
Loans, net	153,329,552	151,459,000
Accrued interest receivable	1,235,278	1,235,278
Financial liabilities
Non-interest-bearing deposits	(6,465,861)	(6,465,861)
Interest-bearing deposits	(121,279,000)	(117,908,000)
Federal Home Loan Bank borrowings	(30,599,626)	(30,489,000)
Accrued interest payable	(299,356)	(299,356)

June 30, 2006
Financial assets
Cash and cash equivalents	$4,092,931	$4,092,931
Securities available-for-sale	9,429,663	9,429,663
Securities held-to-maturity	915,814	888,342
Federal Home Loan Bank stock	2,311,800	2,311,800
Loans, net	153,408,146	149,421,000
Accrued interest receivable	1,153,751	1,153,751
Financial liabilities
Non-interest-bearing deposits	(5,748,057)	(5,748,057)
Interest-bearing deposits	(116,173,516)	(114,566,000)
Federal Home Loan Bank borrowings	(30,604,426)	(30,459,000)
Accrued interest payable	(74,422)	(74,422)

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

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 13.	Fair Values of Financial Instruments (Continued)

impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long term debt is based on discounted cash flows using current rates for similar financing. The fair value of off-balance-sheet items if based on the current fees or cost that would be charged to enter into or terminate such arrangements. These were not considered material and are not presented in the above tables.

Note 14.	Other Comprehensive Income

Other comprehensive income components and related taxes for the years ended June 30, 2007 and 2006 were as follows:

	2007	2006
Unrealized holding gains (losses) on securities available-for-sale	$109,182	$(249,752)
Reclassification adjustments for gain recognized in income	-	(694,583)
Net unrealized gains (losses)	109,182	(944,335)
Tax (expense) benefit	(37,121)	321,072
Other comprehensive income (loss)	$72,061	$(623,263)

Note 15.	Transactions with Related Parties

In the ordinary course of business, the Bank granted loans to principal officers, directors, and their affiliates. Annual activity consisted of the following:

2007
Beginning balance	$2,836,239
New loans	700,704
Repayments	(920,604)
Ending balance	$2,616,339

Deposits from principal officers, directors, and their affiliates at June 30, 2007 and 2006 were $1,965,901 and $432,000.

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 16.	Parent Company Only Condensed Financial Information

Equitable Financial Corp.

Condensed Balance Sheets June 30, 2007 and 2006

	2007	2006
Assets
Cash and cash equivalents	$4,103,608	$4,921,976
Investment in bank subsidiary	17,753,530	18,723,047
ESOP loan	1,215,843	1,272,262
Other assets	112,961	177,391
Total assets	$23,185,942	$25,094,676
Liabilities and Stockholders' Equity
Accrued interest payable on other liabilities	$20,000	$-
Common stock in ESOP subject to contingent repurchase obligation	151,679	61,033
Stockholders' equity	23,014,263	25,033,643
Total liabilities and stockholders' equity	$23,185,942	$25,094,676

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 16.	Parent Company Only Condensed Financial Information (Continued)

Equitable Financial Corp.

Condensed Statements of Operations
Year Ended June 30, 2007 and Period from November 8, 2005 through June 30, 2006

	2007	2006
Income
Interest on ESOP loan	$91,132	$53,619
Other income	14,843	7,696
Total income	105,975	61,315

Expense
Charitable foundation donation	-	725,903
Professional fees	272,201	65,373
Other expense	31,703	5,066
	303,904	796,342

(Loss) before income tax benefit and undistributed subsidiary (loss)	(197,929)	(735,027)
Income tax expense (benefit)	66,504	(136,910)
(Loss) before equity in undistributed subsidiary (loss)	(264,433)	(598,117)
Equity in undistributed subsidiary (loss)	(1,134,507)	(264,810)
Net (loss)	$(1,398,940)	$(862,927)

Equitable Financial Corp.

Notes to Consolidated Financial Statements

Note 16.	Parent Company Only Condensed Financial Information (Continued)

Equitable Financial Corp.

Condensed Statement of Cash Flows
Year Ended June 30, 2007 and Period from November 8, 2005 through June 30, 2006

	2007	2006
Cash Flows From Operating Activities
Net (loss)	$(1,398,940)	$(862,927)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in undistributed subsidiary income	1,134,507	264,810
Charitable foundation donation	-	626,530
Change in other assets	64,429	(177,391)
Change in accrued interest payable and other liabilities	20,000	-
Net cash (used in) operating activities	(180,004)	(148,978)

Cash Flows From Investing Activities
Initial investment in bank subsidiary	-	(6,583,947)
ESOP loan origination	-	(1,292,620)
Distribution to capitalize Equitable Financial MHC	-	(100,000)
Repayment of ESOP loan	56,419	20,358
Net cash provided by (used in) investing activities	56,419	(7,956,209)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	-	13,026,983
Purchase of treasury stock	(694,783)	-
Net cash (used in) provided by financing activities	(694,783)	13,026,983

Net change in cash and cash equivalents	(818,368)	4,921,796
Beginning cash and cash equivalents	4,921,976	-
Ending cash and cash equivalents	$4,103,608	$4,921,796