Form 10QSB
period 2007-09-30
EQUITABLE FINANCIAL CORP
filed 2007-11-14
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

As of November 1, 2007 there were 3,297,509 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐   No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EQUITABLE FINANCIAL CORP.
Statements of Financial Condition

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,638,556	$2,382,234
Federal funds sold	5,700,000	7,100,000
Cash and cash equivalents	8,338,556	9,482,234
Securities available-for-sale, at fair value	6,088,118	6,584,274
Securities held-to-maturity, fair value at September 30, 2007 - $669,602; and June 30, 2007-$684,464	679,653	702,030
Federal Home Loan Bank stock, at cost	2,481,500	2,447,500
Loans, net of allowance for loan losses of $1,103,398 at September 30, 2007 and $1,056,873 at June 30, 2007	154,955,608	153,329,552
Premises and equipment, net	6,770,582	6,850,891
Foreclosed assets, net	64,703	82,900
Accrued interest receivable	1,474,219	1,235,278
Other assets	2,240,142	2,119,652
Total assets	$183,093,081	$182,834,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$7,303,748	$6,465,861
Interest-bearing deposits	126,220,861	121,279,000
Total deposits	133,524,609	127,744,861
Federal Home Loan Bank borrowings	25,271,618	30,599,626
Advance payments from borrowers for taxes and insurance	346,302	794,930
Accrued interest payable and other liabilities	981,794	528,952
Common stock in ESOP subject to contingent repurchase obligation	172,515	151,679
Total liabilities	160,296,838	159,820,048
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares, no shares are outstanding	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued and outstanding at September 30, 2007 and June 30, 2007.	32,975	32,975
Additional paid-in capital	13,618,584	13,619,515
Retained earnings	11,160,439	11,421,576
Unearned ESOP shares	(1,112,730)	(1,135,440)
Treasury stock, 64,631 shares at cost	(694,783)	(694,783)
Accumulated other comprehensive loss, net	(35,727)	(77,901)
Reclassification of ESOP shares	(172,515)	(151,679)
Total stockholders’ equity	22,796,243	23,014,263
Total liabilities and stockholders’ equity	$183,093,081	$182,834,311

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Interest Income
Loans	$2,490,550	$2,379,894
Securities	109,325	136,918
Other	75,270	14,755
Total interest income	2,675,145	2,531,567

Interest Expense
Deposits	1,334,507	1,086,528
Federal Home Loan Bank borrowings	357,466	459,274
Total interest expense	1,691,973	1,545,802

Net interest income	983,172	985,765
Provision for loan losses	60,000	30,000

Net interest income after provision for loan losses	923,172	955,765
Non-interest income
Service charges on deposit accounts	151,489	75,814
Brokerage fee income	211,053	152,284
Gain on sale of loans	26,630	19,329
Other loan fees	7,225	19,805
Other income	89,353	24,689
Total non-interest income	485,750	291,921

Non-interest expenses
Salaries and employee benefits	1,090,435	902,106
Director and committee fees	21,450	24,450
Data processing fees	131,346	72,373
Occupancy and equipment	230,739	239,272
Regulatory fees and deposit insurance premium	17,779	14,906
Loss on sale of foreclosed assets	4,293	-
Loss on investment in low income housing partnerships	7,500	-
Advertising and public relations	41,788	82,442
Contributions and donations	13,633	21,519
Insurance and surety bond premiums	65,585	25,164
Professional fees	100,978	109,339
Supplies, telephone, postage	54,406	69,155
ATM expenses	8,059	9,669
Dues and subscriptions	7,304	13,365
Other expenses	39,605	66,145
Total non-interest expenses	1,834,900	1,649,905

Income (loss) before income taxes	(425,978)	(402,219)
Income tax expense (benefit)	(164,841)	(128,996)
Net income (loss)	$(261,137)	$(273,223)
Basic and diluted earnings (loss) per share	$(0.08)	$(0.09)

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
3
Three Months Ended September 30, 2007 and 2006
(Unaudited)
	Common Stock	Additional Paid- In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at June 30, 2006	$32,975	$13,617,427	$12,820,516	$(1,226,280)	$-	$(149,962)	$(61,033)	$25,033,643
Comprehensive loss:
Net loss	-	-	(273,223)	-	-	-	-	(273,223)
Change in net unrealized gain (loss) on securities available-for-sale, net of income taxes	-	-	-	-	-	69,745	-	69,745
Total comprehensive loss, net								(203,478)
Release of 2,271 unearned ESOP shares	-	(1,773)	-	22,710	-	-	-	20,937
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	(28,017)	(28,017)
Balance at September 30, 2006	$32,975	$13,615,654	$12,547,293	$(1,203,570)	$-	$(80,217)	$(89,050)	$24,823,085

Balance at June 30, 2007	32,975	13,619,515	11,421,576	(1,135,440)	(694,783)	(77,901)	(151,679)	23,014,263
Comprehensive loss:
Net loss	-	-	(261,137)	-	-	-	-	(261,137)
Change in net unrealized gain (loss) on securities available-for-sale, net of income taxes	-	-	-	-	-	42,174	-	42,174
Total comprehensive loss, net								(218,963)
Release of 2,271 unearned ESOP shares	-	(931)	-	22,710	-	-	-	21,779
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	(20,836)	(20,836)
Balance at September 30, 2007	$32,975	$13,618,584	$11,160,439	$(1,112,730)	$(694,783)	$(35,727)	$(172,515)	$22,796,243

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(261,137)	$(273,223)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	93,591	91,439
Amortization of premiums and discounts	1,997	3,875
Federal Home Loan Bank stock dividends	(34,000)	(32,500)
ESOP expense	21,779	20,937
Deferred loan origination costs, net	(33,350)	(14,156)
Provision for loan losses	60,000	30,000
Gain on sale of loans	(26,630)	(19,329)
Deferred taxes	(164,841)	(162,066)
Loans originated for sale	(1,500,870)	(1,222,291)
Proceeds from sale of loans	2,257,531	1,241,620
Loss on sale of foreclosed asset	4,293	-
Change in:
Accrued interest receivable	(238,941)	(108,449)
Other assets	26,095	(373,255)
Accrued interest payable and other liabilities	452,842	(46,350)
Net cash from operating activities	658,359	(863,748)

Cash flows from investing activities:
Net change in loans	(2,450,911)	(2,108,156)
Proceeds from sale of foreclosed asset	78,607	-
Principal repayments from securities available-for-sale	558,463	84,977
Principal repayments from securities held-to-maturity	21,974	49,628
Purchases of premises and equipment	(13,282)	(741,684)
Net cash from investing activities	(1,805,149)	(2,715,235)

Cash flows from financing activities:
Net change in deposits	5,779,748	(4,965,017)
Proceeds from Federal Home Loan Bank borrowings	-	8,500,000
Repayments of Federal Home Loan Bank borrowings	(5,328,008)	(679,344)
Net change in advance payments from borrowers for taxes and insurance	(448,628)	(492,566)
Net cash from financing activities	3,112	2,363,073
Increase in cash and cash equivalents	(1,143,678)	(1,215,910)
Cash and cash equivalents, beginning of period	9,482,234	4,092,931
Cash and cash equivalents, end of period	$8,338,556	$2,877,021

Supplemental cash flow information:
Interest paid on deposits and borrowings	$1,626,264	$1,534,045

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$172,515	$89,050
Transfer of loans to foreclosed real estate	$64,703	$-

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

(1) Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended September 30, 2007 include the accounts of Equitable Financial Corp. (“Equitable Financial” or the “Company”) and its wholly owned subsidiary, Equitable Bank (the “Bank”). The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network.

The accompanying consolidated financial statements have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all of the information and notes required for complete audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 28, 2007. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(2) Critical Accounting Policies

Allowance for loan losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

	Three Months Ended September 30,
	2007	2006
Net (loss) for the three months ended	$(261,137)	$(273,223)
Weighted average shares outstanding for the quarter	3,119,334	3,174,881
(Loss) per share	$(0.08)	$(0.09)

(4) Investment and mortgage-backed securities

The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at September 30, 2007, and June 30, 2007 are as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$1,664,186	$10,643	$(43,583)	$1,631,246
U.S. government-sponsored entity securities	3,485,000	-	(13,911)	3,471,089
Municipal obligations	993,062	-	(7,279)	985,783
Total investment and mortgage-backed securities, available for sale	$6,142,248	$10,643	$(64,773)	$6,088,118

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$1,724,293	$10,494	$(64,497)	$1,670,290
U.S. government-sponsored entity securities	3,985,000	-	(43,736)	3,941,264
Municipal obligations	993,012	-	(20,292)	972,720
Total investment and mortgage-backed securities, available for sale	$6,702,305	$10,494	$(128,525)	$6,584,274

Management believes that all unrealized losses as of September 30, 2007, are market-related, with no impairments. The unrealized losses are believed to be due to movements in interest rates and temporary in nature. As of September 30, 2007, we have the ability and management intent to hold these securities until a market price recovery or maturity.

(5) Loan Portfolio Composition

We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One-to-four family	$64,280	41.3%	$65,266	42.4%
Multi-family	7,304	4.7%	6,874	4.4%
Nonresidential	37,064	23.8%	37,019	24.1%
Total real estate-mortgage loans	108,648	69.8%	109,159	70.9%
Construction	4,132	2.7%	4,810	3.1%
Commercial	25,292	16.3%	24,154	15.7%
Consumer:
Home equity	13,894	8.9%	12,323	8.0%
Other consumer	3,632	2.3%	3,513	2.3%
Total consumer loans	17,526	11.2%	15,836	10.3%
Total loans	155,598	100.0%	153,959	100.0%
Deferred loan origination costs, net	461		428
Allowance for loan losses	(1,103)		(1,057)
Loans, net	$154,956		$153,330

(6) Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the three months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$1,057	$926
Provision for loan losses	60	30
Charge-offs	(26)	(2)
Recoveries	12	1
Allowance at end of period	$1,103	$955
Allowance to nonaccrual loans	199.1%	256.7%
Allowance to total loans outstanding at the end of the period	0.7%	0.6%
Net charge-offs to average loans outstanding during the period	0.0%	0.0%

(7) Deposits

Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing accounts	$7,304	5.5%	$6,466	5.1%
Interest-bearing NOW	11,851	8.9%	12,424	9.7%
Money market	21,899	16.4%	14,317	11.2%
Savings accounts	4,013	3.0%	4,398	3.4%
Certificates of deposit	88,458	66.2%	90,140	70.6%
Total	$133,525	100.0%	$127,745	100.0%

(8) Employee Stock Ownership Plan

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees. The ESOP borrowed approximately $1.3 million from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the Bank’s reorganization at a price of $10.00 per share.

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

	For the Three Months
	Ended September 30,
	2007	2006
ESOP compensation expense	$21,779	$20,937
ESOP shares allocated to employees	2,271	2,271
ESOP shares allocated in prior periods	15,718	6,634
ESOP shares unallocated	111,273	120,357
Fair value of ESOP shares unallocated	$1,067,108	$1,203,570

(9) Equity Incentive Plan

In November 2006, the Company’s stockholders approved the Equitable Financial Corp. 2006 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options and stock awards to directors, officers, and employees of the Company. Under the terms of the Plan, 226,208 shares of the Company’s common stock were reserved for issuance. Of the 226,208 shares of common stock, 161,577 shares were reserved for issuance upon the exercise of stock options and 64,631 shares were registered for restricted stock awards. As of September 30, 2007 no options or stock awards had been granted.

When the Company commences the restricted stock award program, compensation expense will be recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. The unamortized cost of shares not yet vested is reported as a reduction of stockholders’ equity. No compensation expense had been recorded pertaining to the Plan as of September 30, 2007 as the Company had not implemented the stock award program. At September 30, 2007, the Company had purchased 64,631 shares of Treasury stock for the restricted stock awards program for approximately $695,000.

(10) Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended September 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

(11) Recent Accounting Pronouncements

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a final conclusion on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangement.” The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any assets should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently assessing the financial statement impact of implementing EITF 06-10.

(12) Subsequent Events

On October 17, 2007, the Company issued a press release announcing that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations at and for the three months ended September 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this report.

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

The Federal Deposit Insurance Corporation, through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Statement of Financial Condition Analysis

Overview. Total assets at September 30, 2007 were $183.1 million, an increase of $300,000 or 0.2% from total assets of $182.8 million at June 30, 2007. Total liabilities at September 30, 2007 were $160.3 million, compared to $159.8 million at June 30, 2007, an increase of $500,000 or 0.3%. Stockholders’ equity at September 30, 2007 was $22.8 million compared to $23.0 million at June 30, 2007, a decrease of $200,000 or 0.9%.

Loans.  We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans. Loans, net increased $1.7 million, or 1.1%, to $155.0 million at September 30, 2007 compared to $153.3 million at June 30, 2007. This increase was primarily due to commercial loans increasing $1.1 million and consumer home equity loans increasing $1.6 million. A decrease of $1.0 million in one-to four- family residential real estate loans partially offset these increases. This activity is in line with our continued emphasis on originating non-residential real estate, construction and commercial loans.

Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended September 30, 2007. There were no accruing loans past due 90 days or more for the period ended September 30, 2007.

	September 30,	June 30,
	2007	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate-mortgage	$516	$466
Commercial	15	-
Consumer	23	3
Total non-accrual loans	554	469
Foreclosed assets, net	65	83
Total non-performing assets	$619	$552
Total non-accrual loans to total loans	0.4%	0.3%
Total non-accrual loans to total assets	0.3%	0.3%
Total non-performing assets to total assets	0.3%	0.3%

Non-accrual loans increased $85,000 to $554,000 at September 30, 2007, compared to $469,000 at June 30, 2007. The increase in real estate-mortgage non-accrual loans is attributable to a loan with a balance of $240,000 becoming past due 90 days or greater during the quarter ended September 30, 2007. This loan is secured by residential real estate that is currently for sale. The Bank expects to receive payment in full for this loan. This increase was offset by three smaller loans becoming less than 90 days past due totaling $195,000. The increase in commercial non-accrual loans is from one customer. Additionally, the $20,000 increase in consumer loans is also related to two loans for one customer. One loan is an auto loan that the Bank is currently in the process of repossessing and the other loan is a home equity loan secured by residential real estate. The Bank is the second lien on the home equity loan and expects to write off this loan.

During the quarter ended September 30, 2007 we sold a foreclosed asset for $79,000, the book value of this asset was $83,000. Also during the quarter we foreclosed on a house with a fair value of $65,000.

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $496,000, or 7.5%, between June 30, 2007 and September 30, 2007. The decrease was the result of maturities and repayments in the portfolio of $558,000 and an increase in the market value of the portfolio of $64,000. Securities held-to-maturity decreased $22,000, or 3.1%, between June 30, 2007 and September 30, 2007. This decrease was the result of repayments. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management intent to hold these securities until a market price recovery or maturity.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits increased to $133.5 million from $127.7 million during the three months ended September 30, 2007, an increase of $5.8 million or 4.5%. The increase in core deposits was primarily due to two existing customers depositing large amounts due to the sale of business ventures. These deposits are highly volatile and not likely to remain with the Company for an extended period of time as we anticipate the money will be reinvested into investment with greater returns. Although core deposits increased $7.5 million, or 19.9%, certificates decreased $1.7 million or 1.9%. This decrease in certificates was due to a decrease in brokered certificates of $2.0 million. This decrease was offset by an increase in retail certificates of deposit of $300,000. We continue to utilize brokered certificates to reduce the overall cost-of-funds.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings decreased $5.3 million to $25.3 million at September 30, 2007 from $30.6 million at June 30, 2007. The advances outstanding at September 30, 2007 mature in 2008 through 2014.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Overview. We recorded a net loss of $261,000 during the three months ended September 30, 2007, compared to a net loss of $273,000 during the three months ended September 30, 2006.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% Change
Interest Income:
Loans	$2,491	$2,380	4.7%
Securities	109	137	(20.4)
Other	75	14	435.7
Total interest income	2,675	2,531	5.7
Interest Expense
Deposits	1,335	1,087	22.8
Federal Home Loan Bank	357	459	(22.2)
Total interest expense	$1,692	$1,546	9.4
Net interest income	$983	$985	(0.2)

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$152,111	$2,491	6.55%	$154,853	$2,380	6.15%
Securities and other	15,056	184	4.89%	12,851	152	4.73%
Total interest-bearing assets	167,167	2,675	6.40%	167,704	2,532	6.04%

Total interest-bearing deposits	122,325	1,335	4.37%	116,130	1,087	3.74%
FHLB borrowings	26,429	357	5.40%	35,048	459	5.24%
Total interest-bearing liabilities	$148,754	$1,692	4.55%	$151,178	$1,546	4.09%

Interest rate spread			1.85%			1.95%
Net interest margin			2.35%			2.35%

Net interest income for the three months ended September 30, 2007 decreased $3,000, or 3.0%, compared to the same period last year. Due to the Company being more liability sensitive, the cost of funding loans has increased more dramatically than the yield on the assets in the current increasing rate environment.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan loss is charged to earnings. During this quarter our evaluation resulted in a provision of $60,000 compared to $30,000 for the three months ended September 30, 2006. This increased provision is a result of the continuing change in the composition of loans from residential real estate to non-residential real estate and commercial loans.

Non-interest Income.  During the quarter ended September 30, 2007 non-interest income increased $194,000 from the comparable period in 2006. Service charges on deposit accounts increased by $76,000 as a result of our focus on reducing the amount of charges reversed for customers. Brokerage fee income increased $59,000 as a result of increased productivity in our investment departments. Additionally other income increased by $65,000. The primary reason for this increase was a referral fee of $60,000 received for one loan.

Non-interest Expenses. Total non-interest expenses increased $185,000 for the three months ended September 30, 2007, from the three months ended September 30, 2006. Increases in salaries and employee benefits of $188,000 and in data processing fees of $59,000 occurred during the period ended September 30, 2007. The increase in salaries and employee benefits is due to operational activities. Data processing increased due to increased vendor responsibilities. These increases were offset by a reduction in advertising expense of $41,000 and other expenses of $27,000.

Income Taxes. The Company recorded a tax benefit of $165,000 during the three months ended September 30, 2007 compared to a tax benefit of $129,000 during the three months ended September 30, 2006. The tax benefit and expense at September 30, 2007 and 2006 were calculated based on the tax items and the operating loss or income recorded during the respective quarters.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $8.3 million, a decrease of $1.2 million from June 30, 2007. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $323,000 at September 30, 2007. Total securities classified as available-for-sale were $6.1 million at September 30, 2007. Of this amount, $3.2 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $54.7 million from the Federal Home Loan Bank of Topeka. On September 30, 2007, we had $25.3 million of borrowings outstanding. It is our intention to hold these advances to maturity. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At September 30, 2007, we had $19.2 million in loan commitments outstanding, which consisted of $2.1 million in mortgage loan commitments, $3.3 million in unused home equity lines of credit, and $196,000 in personal lines of credit and $13.6 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 totaled $68.7 million, or 77.6%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects the flat yield curve. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

On October 17, 2007, the Company issued a press release announcing that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

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

For the three months ended September 30, 2007 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

We currently lease our initial location in Omaha with the annual lease expenses of $120,000.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purposes of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended September 30, 2007 and at September 30, 2007, the Company had not publicly announced any repurchase plans or programs.

On October 17, 2007, the Company issued a press release announcing that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

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

EQUITABLE FINANCIAL CORP.

Dated: November 13, 2007	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh
President and Chief Executive Officer
(principal executive officer)

Dated: November 13, 2007	By:	/s/ Kim E. Marco
Kim E. Marco
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)