Form 10QSB
period 2007-12-31
EQUITABLE FINANCIAL CORP
filed 2008-02-13
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 1, 2007 there were 3,297,509 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐	No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
EQUITABLE FINANCIAL CORP.
Statements of Financial Condition

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$4,487,886	$2,382,234
Federal funds sold	5,100,000	7,100,000
Cash and cash equivalents	9,587,886	9,482,234
Securities available-for-sale, at fair value	4,572,263	6,584,274
Securities held-to-maturity, fair value at December 31, 2007 - $656,767; and June 30, 2007-$684,464	657,039	702,030
Federal Home Loan Bank stock, at cost	2,513,100	2,447,500
Loans, net of allowance for loan losses of $1,139,597 at December 31, 2007 and $1,056,873 at June 30, 2007	158,831,949	153,329,552
Premises and equipment, net	6,699,503	6,850,891
Foreclosed assets, net	—	82,900
Accrued interest receivable	1,096,039	1,235,278
Other assets	2,602,151	2,119,652
Total assets	$186,559,930	$182,834,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$8,554,143	$6,465,861
Interest-bearing deposits	122,570,964	121,279,000
Total deposits	131,125,107	127,744,861
Federal Home Loan Bank borrowings	30,974,834	30,599,626
Advance payments from borrowers for taxes and insurance	784,560	794,930
Accrued interest payable and other liabilities	840,360	528,952
Common stock in ESOP subject to contingent repurchase obligation	162,080	151,679
Total liabilities	163,886,941	159,820,048
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares,
no shares are outstanding	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509
shares issued and outstanding at December 31, 2007 and June 30, 2007.	32,975	32,975
Additional paid-in capital	13,614,042	13,619,515
Retained earnings	10,991,322	11,421,576
Unearned ESOP shares	(1,090,020)	(1,135,440)
Treasury stock, 64,631 shares at cost	(694,783)	(694,783)
Accumulated other comprehensive loss, net	(18,467)	(77,901)
Reclassification of ESOP shares	(162,080)	(151,679)
Total stockholders’ equity	22,672,989	23,014,263
Total liabilities and stockholders’ equity	$186,559,930	$182,834,311

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest Income
Loans	$2,570,071	$2,494,152	$5,060,621	$4,874,046
Securities	94,291	125,860	203,616	262,778
Other	46,672	12,113	121,942	26,868
Total interest income	2,711,034	2,632,125	5,386,179	5,163,692

Interest Expense
Deposits	1,289,081	1,172,571	2,623,588	2,259,099
Federal Home Loan Bank borrowings	383,922	504,189	741,388	963,463
Total interest expense	1,673,003	1,676,760	3,364,976	3,222,562

Net interest income	1,038,031	955,365	2,021,203	1,941,130
Provision for loan losses	60,000	30,000	120,000	60,000

Net interest income after provision for loan losses	978,031	925,365	1,901,203	1,881,130
Non-interest income
Service charges on deposit accounts	155,785	83,935	307,274	159,749
Brokerage fee income	242,610	189,786	453,663	342,070
Gain on sale of loans	45,455	35,563	72,085	54,892
Other loan fees	6,075	20,768	13,300	40,573
Other income	27,021	25,566	116,374	50,255
Total non-interest income	476,946	355,618	962,696	647,539

Non-interest expenses
Salaries and employee benefits	1,016,462	1,086,650	2,106,897	1,988,756
Director and committee fees	26,950	24,450	48,400	48,900
Data processing fees	135,705	64,883	267,051	137,256
Occupancy and equipment	223,931	269,303	454,670	508,575
Regulatory fees and deposit insurance premium	14,169	19,011	31,948	33,917
Loss (gain) on sale of foreclosed assets	(30,833)	21,118	(26,540)	21,118
Loss on investment in low income housing partnerships	7,065	16,000	14,565	16,000
Advertising and public relations	39,069	64,310	80,856	146,752
Contributions and donations	12,839	17,784	26,472	39,303
Insurance and surety bond premiums	41,584	26,417	107,169	51,581
Professional fees	132,168	123,899	233,146	233,238
Supplies, telephone, postage	50,411	75,305	104,817	144,460
ATM expenses	6,281	7,235	14,340	16,904
Dues and subscriptions	10,786	8,700	18,090	22,065
Other expenses	49,350	63,141	88,957	129,286
Total non-interest expenses	1,735,937	1,888,206	3,570,838	3,538,111

Income (loss) before income taxes	(280,960)	(607,223)	(706,939)	(1,009,442)
Income tax expense (benefit)	(111,844)	(255,296)	(276,685)	(384,292)
Net income (loss)	$(169,116)	$(351,927)	$(430,254)	$(625,150)
Basic and diluted earnings (loss) per share	$(0.05)	$(0.11)	$(0.14)	$(0.20)

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at June 30, 2006	$32,975	$13,617,427	$12,820,516	$(1,226,280)	$—	$(149,962)	$(61,033)	$25,033,643
Comprehensive loss:
Net loss	—	—	(625,150)	—	—	—	—	(625,150)
Change in net unrealized gain (loss) on securities available-for-sale, net of income taxes	—	—	—	—	—	79,105	—	79,105
Total comprehensive loss, net								(546,045)
Release of 4,542 unearned ESOP shares	—	2,202	—	45,420	—	—	—	47,622
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	(70,285)	(70,285)
Balance at December 31, 2006	$32,975	$13,619,629	$12,195,366	$(1,180,860)	$—	$(70,857)	$(131,318)	$24,464,935

Balance at June 30, 2007	32,975	13,619,515	11,421,576	(1,135,440)	(694,783)	(77,901)	(151,679)	23,014,263
Comprehensive loss:
Net loss	—	—	(430,254)	—	—	—	—	(430,254)
Change in net unrealized gain (loss) on securities available-for-sale, net of income taxes	—	—	—	—	—	59,434	—	59,434
Total comprehensive loss, net								(370,820)
Release of 4,542 unearned ESOP shares	—	(5,473)	—	45,420	—	—	—	39,947
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	(10,401)	(10,401)
Balance at December 31, 2007	$32,975	$13,614,042	$10,991,322	$(1,090,020)	$(694,783)	$(18,467)	$(162,080)	$22,672,989

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(430,254)	$(625,150)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	188,450	192,598
Amortization of premiums and discounts	3,907	7,078
Federal Home Loan Bank stock dividends	(65,600)	(67,200)
ESOP expense	39,947	47,622
Deferred loan origination costs, net	(70,686)	(20,699)
Provision for loan losses	120,000	60,000
Gain on sale of loans	(72,085)	(54,892)
Deferred taxes	(276,685)	(417,363)
Loans originated for sale	(5,136,220)	(3,925,324)
Proceeds from sale of loans	5,783,115	4,086,243
(Gain) loss on sale of foreclosed asset	(26,540)	21,118
Change in:
Accrued interest receivable	139,239	(71,564)
Other assets	(228,552)	(236,180)
Accrued interest payable and other liabilities	311,408	157,086
Net cash from operating activities	279,444	(846,627)

Cash flows from investing activities:
Net change in loans	(6,199,104)	(8,734,001)
Proceeds from sale of foreclosed asset	174,143	—
Principal repayments from securities available-for-sale	2,098,927	2,218,411
Principal repayments from securities held-to-maturity	44,220	89,202
Purchases of premises and equipment	(37,062)	(1,102,912)
Net cash from investing activities	(3,918,876)	(7,529,300)

Cash flows from financing activities:
Net change in deposits	3,380,246	313,680
Proceeds from Federal Home Loan Bank borrowings	6,000,000	34,100,000
Repayments of Federal Home Loan Bank borrowings	(5,624,792)	(26,929,372)
Net change in advance payments from borrowers for taxes and insurance	(10,370)	53,648
Net cash from financing activities	3,745,084	7,537,956
Increase in cash and cash equivalents	105,652	(837,971)
Cash and cash equivalents, beginning of period	9,482,234	4,092,931
Cash and cash equivalents, end of period	$9,587,886	$3,254,960

Supplemental cash flow information:
Interest paid on deposits and borrowings	$3,264,421	$3,155,253

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$162,080	$131,318
Transfer of loans to foreclosed real estate	$64,704	$82,900

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
December 31, 2007

(1)	Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended December 31, 2007 include the accounts of Equitable Financial Corp. (“Equitable Financial” or the “Company”) and its wholly owned subsidiary, Equitable Bank (the “Bank”). The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network.

The accompanying consolidated financial statements have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all of the information and notes required for complete audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 28, 2007. The results of operations for the three and six months period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net (loss)	$(169,116)	$(351,927)	$(430,254)	$(625,150)
Weighted average shares outstanding for the period	3,121,605	3,177,152	3,120,470	3,176,017
(Loss) per share	$(0.05)	$(0.11)	$(0.14)	$(0.20)

(4)	Investment and mortgage-backed securities

The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at December 31, 2007, and June 30, 2007 are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$1,607,093	$11,145	$(41,289)	$1,576,949
U.S. government-sponsored entity securities	2,000,000	155	(2,645)	1,997,510
Municipal obligations	993,149	6,085	(1,430)	997,804
Total investment and mortgage-backed securities, available for sale	$4,600,242	$17,385	$(45,364)	$4,572,263

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$1,724,293	$10,494	$(64,497)	$1,670,290
U.S. government-sponsored entity securities	3,985,000	—	(43,736)	3,941,264
Municipal obligations	993,012	—	(20,292)	972,720
Total investment and mortgage-backed securities, available for sale	$6,702,305	$10,494	$(128,525)	$6,584,274

Management believes that all unrealized losses as of December 31, 2007, were market-related, with no impairments. The unrealized losses are believed to be due to movements in interest rates and temporary in nature. As of December 31, 2007, we had the ability and management intent to hold these securities until a market price recovery or maturity.

(5)	Loan Portfolio Composition

We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One-to four-family	$63,550	39.9%	$65,266	42.4%
Multi-family	7,494	4.7%	6,874	4.4%
Nonresidential	38,064	23.9%	37,019	24.1%
Total real estate-mortgage loans	109,108	68.5%	109,159	70.9%
Construction	3,868	2.4%	4,810	3.1%
Commercial	29,087	18.2%	24,154	15.7%
Consumer:
Home equity	13,457	8.4%	12,323	8.0%
Other consumer	3,954	2.5%	3,513	2.3%
Total consumer loans	17,411	10.9%	15,836	10.3%
Total loans	159,474	100.0%	153,959	100.0%
Deferred loan origination costs, net	498		428
Allowance for loan losses	(1,140)		(1,057)
Loans, net	$158,832		$153,330

(6)	Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,103	$955	$1,057	$926
Provision for loan losses	60	30	120	60
Charge-offs	(24)	(57)	(50)	(58)
Recoveries	1	-	13	-
Allowance at end of period	$1,140	$928	$1,140	$928
Allowance to nonaccrual loans	63.2%	416.1%	63.2%	416.1%
Allowance to total loans outstanding at the end of the period	0.7%	0.6%	0.7%	0.6%
Net charge-offs to average loans outstanding during the period	0.0%	0.0%	0.0%	0.0%

(7)	Deposits

Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31, 2007		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing accounts	$8,554	6.5%	$6,466	5.1%
Interest-bearing NOW	13,149	10.0%	12,424	9.7%
Money market	17,480	13.3%	14,317	11.2%
Savings accounts	3,872	3.0%	4,398	3.4%
Certificates of deposit	88,070	67.2%	90,140	70.6%
Total	$131,125	100.0%	$127,745	100.0%

(8)	Employee Stock Ownership Plan

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees. The ESOP borrowed approximately $1.3 million from the Company and used those funds to acquire 129,262 shares of the Company’s common stock in connection with the Bank’s reorganization at a price of $10.00 per share.

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

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
ESOP compensation expense	$18,168	$26,684	$39,947	$47,622
ESOP shares allocated to employees	2,271	2,271	4,542	4,542
ESOP shares allocated in prior periods	17,989	8,905	15,718	6,634
ESOP shares unallocated	109,002	118,086	109,002	118,086
Fair value of ESOP shares unallocated	$872,016	$1,387,511	$872,016	$1,387,511

(9)	Equity Incentive Plan

In November 2006, the Company’s stockholders approved the Equitable Financial Corp. 2006 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options and stock awards to directors, officers, and employees of the Company. Under the terms of the Plan, 226,208 shares of the Company’s common stock were reserved for issuance. Of the 226,208 shares of common stock, 161,577 shares were reserved for issuance upon the exercise of stock options and 64,631 shares were registered for restricted stock awards. As of December 31, 2007 no options or stock awards had been granted.

When the Company commences the restricted stock award program, compensation expense will be recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. The unamortized cost of shares not yet vested is reported as a reduction of stockholders’ equity. No compensation expense had been recorded pertaining to the Plan as of December 31, 2007 as the Company had not implemented the stock award program. At December 31, 2007, the Company had purchased 64,631 shares of Treasury stock for the restricted stock awards program for approximately $695,000.

(10)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three and six months ended December 31, 2007. Corporate tax returns for the years 2004 through 2007 remain open to examination by taxing authorities.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects if any this statement will have on its financial condition, results of operations and liquidity.

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

In December 2007, FASB issued SFAS No. 141(revised), “Business Combinations”. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations, and liquidity.

(12)	Subsequent Events

Subsequent to December 31, 2007, the Company repurchased 16,718 shares of the Company’s outstanding common stock. The cost of these shares was approximately $132,745. On October 17, 2007, the Company announced that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

On January 11, 2008, the Company sold its entire portfolio of tax free municipal bonds at a price approximating book value.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations at and for the three and six months ended December 31, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this report.

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

Statement of Financial Condition Analysis

Overview. Total assets at December 31, 2007 were $186.6 million, an increase of $3.8 million or 2.1% from total assets of $182.8 million at June 30, 2007. Total liabilities at December 31, 2007 were $163.9 million, compared to $159.8 million at June 30, 2007, an increase of $4.1 million or 2.6%. Stockholders’ equity at December 31, 2007 was $22.7 million compared to $23.0 million at June 30, 2007, a decrease of $300,000 or 1.3%.

Loans.  We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. Recently, we have increased our emphasis on originating non-residential real estate, construction and commercial loans. Loans, net increased $5.5 million, or 3.6%, to $158.8 million at December 31, 2007 compared to $153.3 million at June 30, 2007. This increase was primarily due to commercial loans increasing $4.9 million and consumer home equity loans increasing $1.1 million. This activity is in line with our continued emphasis on originating non-residential real estate, construction and commercial loans.

Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended December 31, 2007. There were no accruing loans past due 90 days or more for the period ended December 31, 2007.

	December 31,	June 30,
	2007	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate-mortgage	$657	$466
Commercial	1,013	—
Consumer	134	3
Total non-accrual loans	1,804	469
Foreclosed assets, net	—	83
Total non-performing assets	$1,804	$552
Total non-accrual loans to total loans	1.1%	0.3%
Total non-accrual loans to total assets	1.0%	0.3%
Total non-performing assets to total assets	1.0%	0.3%

Non-accrual loans increased $1.3 million to $1.8 million at December 31, 2007, compared to $469,000 at June 30, 2007. The increase in real estate-mortgage non-accrual loans is largely attributable to one loan becoming over 90 days past due at December 31, 2007. These loans are secured by residential real estate with a value exceeding the loan balance. The Bank expects to receive the full balance of each of the loans. The increase in non-accrual commercial loans is largely due to one loan with a balance of $900,000. This loan will be restructured after December 31, 2007. The increase in consumer loans is primarily due to one customer with a loan balance of $122,000. This loan is a home equity loan that is secured by residential real estate. The customer is awaiting approval to sell the house. In the event the customer does not sell the house, the Bank will foreclose.

During the six months ended December 31, 2007 we sold two foreclosed assets for $174,000, the book value of these assets was $148,000. One house was foreclosed on prior to the current year with a fair value of $83,000 and the other house was foreclosed on during the six month period ending December 31, 2007 with a fair value of $65,000.

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $2.0 million, or 30.6%, between June 30, 2007 and December 31, 2007. The decrease was the result of maturities and repayments in the portfolio of $2.1 million and an increase in the market value of the portfolio of $90,000. Securities held-to-maturity decreased $45,000, or 6.4%, between June 30, 2007 and December 31, 2007. This decrease was the result of repayments. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management intent to hold these securities until a market price recovery or maturity.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits increased to $131.1 million from $127.7 million during the six months ended December 31, 2007, an increase of $3.4 million or 2.7%. The increase was partially due to an increase in core deposits of $5.4 million resulting from an increase in non-interest business checking accounts of $2.2 million from new customers and an increase in money market accounts of $3.2 million. The increase in money market accounts was primarily due to two existing customers depositing money with the Bank due to the sale of business ventures. These deposits are highly volatile and not likely to remain with the Company for an extended period of time as we anticipate the money will be transferred into investments with greater returns. Offsetting the increase in core deposits was a decrease in certificates of deposit of $2.1 million. This decrease in certificates was primarily due to a decrease in brokered certificates of $2.0 million. We continue to utilize brokered certificates to reduce the overall cost-of-funds.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings increased $375,000 to $31.0 million at December 31, 2007 from $30.6 million at June 30, 2007. The advances outstanding at December 31, 2007 mature in 2008 through 2015.

Results of Operations for the Three and Six Months Ended December 31, 2007 and 2006

Overview. We recorded a net loss of $169,000 during the three months ended December 31, 2007, compared to a net loss of $352,000 during the three months ended December 31, 2006, a decrease in net loss of $183,000. Our net loss for the six months ended December 31, 2007 was $430,000 compared to $625,000 at December 31, 2006, a decrease in net loss of $195,000. The decrease in our net loss is largely due to an increase in non-interest income of $121,000 for the three month period and $315,000 for the six month period. Additionally, a decrease in non-interest expenses for the three months ended December 31, 2007 of $152,000 contributed to the decrease in net loss. For the six months end December 31, 2007, we incurred an increase in the provision for loan losses of $60,000 and non-interest expenses of $33,000 that offset the increase from non-interest income.

Net Interest Income.  Net interest income is the most significant component of our earnings and consists of interest income on interest-earning assets offset by interest expense on interest-bearing liabilities. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume relates to the level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and mix of interest-earning assets and interest-bearing liabilities.

Net interest income before provision for loan losses totaled $1.0 million for the three months ended December 31, 2007; an increase of $100,000, compared to $955,000 for the three months ended December 31, 2006. The increase in net interest income was primarily attributable to a $23.0 million increase in the average balance of commercial loans which hold a higher interest rate than the one-to four family residential real estate loans that were typically on our portfolio. For the six months ended December 31, 2007, our net interest income before provision for loan losses totaled $2.0 million, an increase of $100,000, compared to $1.9 million for the six months ended December 31, 2006. This increase in net interest income is also attributable to the increase in average balance of commercial loans, which we continue to emphasize and which on average carry a higher interest rate than mortgage loans. However, this increase was partially offset by an increase in interest expense from deposit accounts due to an increase in the average balance of high yield money market accounts of $6.0 million.

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2006.

	Three Months Ended December 31,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$157,521	$2,570	6.53%	$159,077	$2,494	6.27%
Securities and other	12,774	141	4.42%	11,114	138	4.97%
Total interest-bearing assets	170,295	2,711	6.37%	170,191	2,632	6.19%

Total interest-bearing deposits	122,222	1,289	4.22%	113,960	1,173	4.12%
FHLB borrowings	28,834	384	5.33%	36,972	504	5.45%
Total interest-bearing liabilities	$151,056	$1,673	4.43%	$150,932	$1,677	4.44%

Interest rate spread			1.94%			1.75%
Net interest margin			2.44%			2.24%

Interest rate spread increased during the three months ended December 31, 2007 by 19 basis points from 1.75% to 1.94%. This is primarily due to an increase of 26 basis points in the average yield for loans. The increase in yield on loans is due to our continuing emphasis on the non-residential real estate, commercial, and construction loans, which generally are based on higher rate indices than one-to four-family loans. The increases in these loan categories resulted in an increase in our net interest margin of 20 basis points.

	Six Months Ended December 31,
	2007			2006
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$154,816	$5,061	6.54%	$156,496	$4,874	6.23%
Securities and other	13,915	326	4.69%	11,933	290	4.90%
Total interest-bearing assets	168,731	5,387	6.39%	168,429	5,164	6.13%

Total interest-bearing deposits	122,273	2,624	4.29%	112,668	2,259	4.01%
FHLB borrowings	27,632	741	5.36%	36,010	963	5.35%
Total interest-bearing liabilities	$149,905	$3,365	4.49%	$148,678	$3,222	4.33%

Interest rate spread			1.90%			1.80%
Net interest margin			2.40%			2.31%

Interest rate spread increased during the six months ended December 31, 2007 by 10 basis points from 1.80% to 1.90%. This is due to an increase of 31 basis points in the average yield for loans. The increase in yield on loans is due to our continuing emphasis on the non-residential real estate, commercial, and construction loans. The increase in the average yield on loans was offset by an increase in the average cost of funds for deposit accounts of 28 basis points. The increase in cost of funds was due to an increase in the average balance of high yield money market accounts. These changes resulted in an increase in our net interest margin of 9 basis points.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan loss is charged to earnings. During the quarter ended December 31, 2007 our evaluation resulted in a provision of $60,000 compared to $30,000 for the three months ended December 31, 2006. For the six months ended December 31, 2007 the provision increased $60,000 to $120,000 compared to $60,000 at the six months ended December 31, 2006. The increased provisions are a result of the continuing change in the composition of loans from residential real estate to non-residential real estate and commercial loans. Based on our allowance evaluation, the Company did not see a marked deterioration in area economic indicators despite the appearance of national signs of distress.  Additionally, the Company’s evaluation of qualitative factors did not yield any unusual signs of distress.

Non-interest Income.  During the quarter ended December 31, 2007 non-interest income increased $121,000 from the comparable period in 2006. Service charges on deposit accounts increased by $72,000 as a result of our focus on reducing the amount of charges reversed for customers. Brokerage fee income increased $53,000 as a result of increased productivity in our investment departments. For the six months ended December 31, 2007 non-interest income increased $315,000 from $648,000 to $963,000. This increase is also due to an increase in service charges on deposit accounts of $148,000 and brokerage fee income of $112,000. Additionally other income increased by $66,000. The primary reason for this increase was a referral fee of $60,000 received for one loan.

Non-interest Expenses. Total non-interest expenses decreased $152,000 for the three months ended December 31, 2007, from the prior three month period ended December 31, 2006. Decreases in salaries and employee benefits of $70,000 in addition to $52,000 of net proceeds on the sale of foreclosed assets accounted for the majority of the decrease. Other significant changes include a $45,000 reduction in occupancy and equipment expenses that had been incurred in the comparable quarter as the Bank remodeling was completed. Additional decreases resulted in savings of $25,000 in advertising and public relations, $25,000 in supplies, telephone, postage and $14,000 in other expenses. These decreases were offset by an increase of $71,000 in data processing fees.

For the six months ended December 31, 2007 non-interest expenses increased $33,000 from the six months ended December 31, 2006. During the six month period we incurred increases in salaries and employee benefits of $118,000, data processing fees of $130,000 and insurance and surety bond premiums of $56,000. These increases were the result of ongoing operational expense incurred in the continuing expansion of the company’s products, services and locations. These increases were offset by decreases of $54,000 in occupancy and equipment, $66,000 in advertising and public relations, $40,000 in supplies, telephone and postage, $13,000 in contributions and donations and other expenses of $40,000. Also offsetting the increases was the net proceeds of $48,000 on the sale of foreclosed assets.

Income Taxes. The Company recorded a tax benefit of $112,000 during the three months ended December 31, 2007 compared to a tax benefit of $255,000 during the three months ended December 31, 2006. For the six months ended December 31, 2007, the Company recorded a tax benefit of $277,000 compared to a tax benefit of $384,000 during the six months ended December 31, 2006. The tax benefit at December 31, 2007 and 2006 were calculated based on the tax items and the operating loss or income recorded during the respective quarters.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $9.6 million, an increase of $100,000 from June 30, 2007. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $1.5 million at December 31, 2007. Total securities classified as available-for-sale were $4.6 million at December 31, 2007. Of this amount, $3.8 million were pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $54.8 million from the Federal Home Loan Bank of Topeka. On December 31, 2007, we had $31.0 million of borrowings outstanding. It is our intention to hold these advances to maturity. Additionally, the Company has the ability to borrow $5.0 million from Wells Fargo and $4.4 million from Bankers Bank of the West. The balance in both of these lines of credit is zero at December 31, 2007. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2007, we had $24.5 million in loan commitments outstanding, which consisted of $1.9 million in mortgage loan commitments, $3.4 million in unused home equity lines of credit, and $196,000 in personal lines of credit and $18.9 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2007 totaled $75.2 million, or 85.4%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects the flat yield curve. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

After December 31, 2007 the Company repurchased 14,718 shares of outstanding common stock for approximately $118,500. On October 17, 2007, the Company announced that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

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

For the six months ended December 31, 2007 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments

We currently lease our initial location in Omaha for $120,000 annually.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the six months ended December 31, 2007. On October 17, 2007, the Company announced that the Company's Board of Directors approved the repurchase of up to 59,355 shares of the Company's outstanding common stock, which is 4.0% of the outstanding shares not held by Equitable Financial MHC.

After December 31, 2007 the Company repurchased 14,718 shares of outstanding common stock for approximately $118,500.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Equitable Financial was held on November 20, 2007. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for the terms set forth below:

Nominees for Three-Year Terms

	Votes For	Votes Withheld
Richard L. Harbaugh	2,724,617	259,301
Gary L. Hedman	2,730,606	253,131
Jonas A. Proffitt, M.D.	2,671,305	261,300

Nominees for One-Year Terms

	Votes For	Votes Withheld
Vincent J. Dugan	2,730,606	253,131
Thomas E. Gdowski	2,698,352	285,565

2.	The appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2008 was ratified by shareholders by the following vote:

For	Against	Abstain
2,704,706	169,700	109,512

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Charter of Equitable Financial Corp. (1)

3.2	Bylaws of Equitable Financial Corp. (1)

4.0	Stock Certificate of Equitable Financial Corp. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-QSB on February 14, 2006.

(2)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-126617.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: February 13, 2008	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh President and Chief Executive Officer (principal executive officer)

Dated: February 13, 2008	By:	/s/ Kim E. Marco
Kim E. Marco Executive Vice President and Chief Financial Officer (principal financial and accounting officer)