Form 10QSB
period 2008-03-31
EQUITABLE FINANCIAL CORP
filed 2008-05-15
CIK 1329998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-51514

EQUITABLE FINANCIAL CORP.
(Exact name of small business issuer as specified in its charter)

United States	14-1941649
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐       No ☒

As of May 1, 2008 there were 3,238,154 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐      No ☒

EQUITABLE FINANCIAL CORP.

FORM 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EQUITABLE FINANCIAL CORP.
Statements of Financial Condition

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$10,804,768	$2,382,234
Federal funds sold	5,300,000	7,100,000
Cash and cash equivalents	16,104,768	9,482,234
Time deposits with financial institutions	11,287,000	-
Securities available-for-sale, at fair value	6,449,163	6,584,274
Securities held-to-maturity, fair value at March 31, 2008 -	628,478	702,030
$635,574; and June 30, 2007 - $684,464
Federal Home Loan Bank stock, at cost	3,098,100	2,447,500
Loans, net of allowance for loan losses of $1,241,009 at March 31,	164,805,256	153,329,552
2008 and $1,056,873 at June 30, 2007
Premises and equipment, net	6,604,577	6,850,891
Foreclosed assets, net	3,581	82,900
Accrued interest receivable	1,358,480	1,235,278
Other assets	2,659,283	2,119,652
Total assets	$212,998,686	$182,834,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$8,287,976	$6,465,861
Interest-bearing deposits	121,800,236	121,279,000
Total deposits	130,088,212	127,744,861
Federal Home Loan Bank borrowings	58,823,000	30,599,626
Advance payments from borrowers for taxes and insurance	1,094,112	794,930
Accrued interest payable and other liabilities	849,690	528,952
Common stock in ESOP subject to contingent repurchase obligation	202,779	151,679
Total liabilities	191,057,793	159,820,048
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; authorized 1,000,000 shares,
no shares outstanding at March 31, 2008 and June 30, 2007.	-	-
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509
shares issued at March 31, 2008 and June 30, 2007.	32,975	32,975
Additional paid-in capital	13,611,771	13,619,515
Retained earnings	10,797,844	11,421,576
Unearned ESOP shares	(1,067,310)	(1,135,440)
Treasury stock, at cost; 123,986 and 64,631 shares at March 31, 2008
and June 30, 2007, respectively	(1,232,579)	(694,783)
Accumulated other comprehensive gain (loss), net	971	(77,901)
Reclassification of ESOP shares	(202,779)	(151,679)
Total stockholders’ equity	21,940,893	23,014,263
Total liabilities and stockholders’ equity	$212,998,686	$182,834,311

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest Income
Loans	$2,640,773	$2,484,792	$7,701,394	$7,358,838
Securities	116,154	115,688	319,770	378,466
Other	77,272	39,273	199,214	66,141
Total interest income	2,834,199	2,639,753	8,220,378	7,803,445

Interest Expense
Deposits	1,227,171	1,211,931	3,850,759	3,471,030
Federal Home Loan Bank borrowings	481,854	481,702	1,223,242	1,445,165
Total interest expense	1,709,025	1,693,633	5,074,001	4,916,195

Net interest income	1,125,174	946,120	3,146,377	2,887,250
Provision for loan losses	104,470	128,231	224,470	188,231

Net interest income after provision for loan losses	1,020,704	817,889	2,921,907	2,699,019
Non-interest income
Service charges on deposit accounts	134,039	92,129	441,313	251,878
Brokerage fee income	327,197	264,174	780,860	606,244
Gain (loss) on sale of loans	49,030	(99,282)	121,115	(44,390)
Other loan fees	7,381	9,141	20,681	49,714
Other income	21,011	25,786	137,385	76,041
Total non-interest income	538,658	291,948	1,501,354	939,487

Non-interest expenses
Salaries and employee benefits	1,097,470	1,107,720	3,204,367	3,096,476
Director and committee fees	26,450	27,300	74,850	76,200
Data processing fees	144,581	105,781	411,632	243,037
Occupancy and equipment	237,581	250,266	692,251	758,841
Regulatory fees and deposit insurance premium	30,781	17,402	62,729	51,319
(Gain) loss on sale of foreclosed assets	(2,885)	15,249	(29,425)	9,881
Loss on investment in low income housing partnerships	14,015	5,059	28,580	21,059
Advertising and public relations	26,581	36,944	107,437	183,696
Contributions and donations	12,202	17,451	38,674	56,754
Insurance and surety bond premiums	43,676	15,631	150,845	67,212
Professional fees	66,988	92,140	300,134	325,378
Supplies, telephone, postage	56,770	57,520	161,587	201,980
ATM expenses	2,847	8,789	17,187	25,693
Dues and subscriptions	7,332	7,779	25,422	29,844
Other expenses	63,719	48,940	152,676	204,712
Total non-interest expenses	1,828,108	1,813,971	5,398,946	5,352,082

Income (loss) before income taxes	(268,746)	(704,134)	(975,685)	(1,713,576)
Income tax expense (benefit)	(75,268)	(292,631)	(351,953)	(676,923)
Net income (loss)	$(193,478)	$(411,503)	$(623,732)	$(1,036,653)
Basic and diluted earnings (loss) per share	$(0.06)	$(0.13)	$(0.20)	$(0.33)

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at June 30, 2006	$32,975	$13,617,427	$12,820,516	$(1,226,280)	$-	$(149,962)	$(61,033)	$25,033,643
Comprehensive loss:
Net loss	-	-	(1,036,653)	-	-	-	-	(1,036,653)
Change in net unrealized gain (loss) on securities
available-for-sale, net of income taxes	-	-	-	-	-	95,942	-	95,942
Total comprehensive loss, net								(940,711)
Release of 6,813 unearned ESOP shares	-	2,883	-	68,130	-	-	-	71,013
Reclassification due to release and changes in fair
value of common stock in ESOP subject to
contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	(77,471)	(77,471)
Balance at March 31, 2007	$32,975	$13,620,310	$11,783,863	$(1,158,150)	$-	$(54,020)	$(138,504)	$24,086,474

Balance at June 30, 2007	32,975	13,619,515	11,421,576	(1,135,440)	(694,783)	(77,901)	(151,679)	23,014,263
Comprehensive loss:
Net loss	-	-	(623,732)	-	-	-	-	(623,732)
Change in net unrealized gain (loss) on securities
available-for-sale, net of income taxes	-	-	-	-	-	78,872	-	78,872
Total comprehensive loss, net								(544,860)
Release of 6,813 unearned ESOP shares	-	(7,744)	-	68,130	-	-	-	60,386
Purchase of 59,355 of treasury stock, at cost	-	-	-	-	(537,796)	-	-	(537,796)
Reclassification due to release and changes in fair
value of common stock in ESOP subject to
contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	(51,100)	(51,100)
Balance at March 31, 2008	$32,975	$13,611,771	$10,797,844	$(1,067,310)	$(1,232,579)	$971	$(202,779)	$21,940,893

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(623,732)	$(1,036,653)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	283,376	305,600
Amortization of premiums and discounts	(29,898)	10,218
Federal Home Loan Bank stock dividends	(96,600)	(101,800)
ESOP expense	60,386	71,013
Deferred loan origination costs, net	(68,852)	(23,914)
Provision for loan losses	224,470	188,231
(Gain) loss on sale of loans	(121,115)	44,390
Loss on disposal of premises and equipment	-	21,009
Deferred taxes	(351,953)	(675,597)
Loans originated for sale	(8,973,070)	(6,218,624)
Proceeds from sale of loans	9,001,044	6,268,051
(Gain) loss on sale of foreclosed asset	(29,425)	9,881
Loss on investment from low income housing	28,580	21,059
Change in:
Accrued interest receivable	(123,202)	(61,719)
Other assets	(235,833)	(70,216)
Accrued interest payable and other liabilities	320,738	365,294
Net cash from operating activities	(735,086)	(883,777)

Cash flows from investing activities:
Net change in loans	(11,627,522)	(5,680,698)
Proceeds from sale of loans	-	8,079,625
Proceeds from sale of foreclosed asset	177,028	-
Principal repayments from securities available-for-sale	5,218,039	2,884,437
Purchases of securities available-for-sale	(4,932,333)	-
Principal repayments from securities held-to-maturity	72,359	165,066
Time deposits placed with financial institutions	(11,287,000)	-
Purchase of Federal Home Loan Bank Stock	(554,000)	-
Purchases of premises and equipment	(37,062)	(1,207,022)
Net cash from investing activities	(22,970,491)	4,241,408

Cash flows from financing activities:
Net change in deposits	2,343,351	469,426
Proceeds from Federal Home Loan Bank borrowings	34,500,000	55,100,000
Repayments of Federal Home Loan Bank borrowings	(6,276,626)	(50,571,976)
Net change in advance payments from borrowers for taxes and insurance	299,182	371,928
Purchase of treasury stock	(537,796)	-
Net cash from financing activities	30,328,111	5,369,378
Increase in cash and cash equivalents	6,622,534	8,727,009
Cash and cash equivalents, beginning of period	9,482,234	4,092,931
Cash and cash equivalents, end of period	$16,104,768	$12,819,940

Supplemental cash flow information:
Interest paid on deposits and borrowings	$5,022,959	$4,750,103
Income taxes (refunded) paid	$-	$(34,497)

Supplemental noncash disclosure:
Common stock in ESOP subject to contingent repurchase obligation	$202,779	$138,504
Transfer of loans to foreclosed real estate	$68,284	$291,900

See Notes to the Unaudited Consolidated Financial Statements

EQUITABLE FINANCIAL CORP.
Notes to the Unaudited Consolidated Financial Statements
March 31, 2008

(1)	Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended March 31, 2008 include the accounts of Equitable Financial Corp. (“Equitable Financial” or the “Company”) and its wholly owned subsidiary, Equitable Bank (the “Bank”). The Company, through the Bank, operates in a single business segment, providing traditional banking services through its office network.

The accompanying consolidated financial statements have not been audited by independent auditors. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all of the information and notes required for complete audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 28, 2007. The results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net (loss)	$(193,478)	$(411,503)	$(623,732)	$(1,036,653)
Weighted average shares outstanding for the period	3,098,456	3,179,423	3,113,185	3,177,135
(Loss) per share	$(0.06)	$(0.13)	$(0.20)	$(0.33)

(4)	Investment and Mortgage-backed Securities

The carrying value, gross unrealized gains and losses and fair value of investment and mortgage-backed securities by major security category at March 31, 2008, and June 30, 2007 are as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	1,479,849	8,132	(6,661)	1,481,320
U.S. government-sponsored entity securities	4,967,843	-	-	4,967,843
Municipal obligations	-	-	-	-
Total investment and mortgage-backed securities, available for sale	$6,447,692	$8,132	$(6,661)	$6,449,163

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	1,724,293	10,494	(64,497)	1,670,290
U.S. government-sponsored entity securities	3,985,000	-	(43,736)	3,941,264
Municipal obligations	993,012	-	(20,292)	972,720
Total investment and mortgage-backed securities, available for sale	$6,702,305	$10,494	$(128,525)	$6,584,274

Management believes that all unrealized losses as of March 31, 2008, were market-related, with no impairments. The unrealized losses are believed to be due to movements in interest rates and temporary in nature. As of March 31, 2008, we had the ability and intent to hold these securities until a market price recovery or maturity.

(5)	Loan Portfolio Composition

We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. The Company currently places emphasis on originating non-residential real estate, construction and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate-mortgage:
One-to four-family	$60,924	36.8%	$65,266	42.4%
Multi-family	9,657	5.8%	6,874	4.4%
Nonresidential	43,680	26.4%	37,019	24.1%
Total real estate-mortgage loans	114,261	69.0%	109,159	70.9%
Construction	5,353	3.2%	4,810	3.1%
Commercial	28,572	17.3%	24,154	15.7%
Consumer:
Home equity	13,366	8.1%	12,323	8.0%
Other consumer	3,998	2.4%	3,513	2.3%
Total consumer loans	17,364	10.5%	15,836	10.3%
Total loans	165,550	100.0%	153,959	100.0%
Deferred loan origination costs, net	496		428
Allowance for loan losses	(1,241)		(1,057)
Loans, net	$164,805		$153,330

(6)	Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Although the Company did experience an increase in non-performing loans during the quarter the amount is comprised of three loans, none of which the Company anticipates any loss.

The following table summarizes the activity in the provision for loan losses for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,140	$928	$1,057	$926
Provision for loan losses	104	128	224	188
Charge-offs	(5)	(67)	(55)	(125)
Recoveries	2	1	15	1
Allowance at end of period	$1,241	$990	$1,241	$990
Allowance to nonaccrual loans	168.2%	253.2%	168.2%	253.2%
Allowance to total loans outstanding at the end of the period	0.7%	0.7%	0.7%	0.7%
Net charge-offs to average loans outstanding during the period	0.0%	0.0%	0.0%	0.1%

(7)	Deposits

Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing accounts	$8,288	6.4%	$6,466	5.1%
Interest-bearing NOW	14,189	10.9%	12,424	9.7%
Money market	18,848	14.5%	14,317	11.2%
Savings accounts	4,302	3.3%	4,398	3.4%
Certificates of deposit	84,461	64.9%	90,140	70.6%
Total	$130,088	100.0%	$127,745	100.0%

(8)	Employee Stock Ownership Plan

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

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
ESOP compensation expense	$20,439	$23,391	$60,386	$71,013
ESOP shares allocated to employees	2,271	2,271	6,813	6,813
ESOP shares allocated in prior periods	20,260	11,176	15,718	6,634
ESOP shares unallocated	106,731	115,815	106,731	115,815
Fair value of ESOP shares unallocated	$960,579	$1,192,895	$960,579	$1,192,895

(9)	Equity Incentive Plan

In November 2006, the Company’s stockholders approved the Equitable Financial Corp. 2006 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options and stock awards to directors, officers, and employees of the Company. Under the terms of the Plan, 226,208 shares of the Company’s common stock were reserved for issuance. Of the 226,208 shares of common stock, 161,577 shares were reserved for issuance upon the exercise of stock options and 64,631 shares were registered for restricted stock awards. As of March 31, 2008 no options or stock awards had been granted.

When the Company commences the restricted stock award program, compensation expense will be recognized over the vesting period of the shares based on the market value of the Company’s common stock at the issue date. The unamortized cost of shares not yet vested is reported as a reduction of stockholders’ equity. No compensation expense had been recorded pertaining to the Plan as of March 31, 2008 as the Company had not implemented the stock award program. At March 31, 2008, the Company had funded a trust that purchased 64,631 shares of stock for the restricted stock awards program for approximately $695,000.

(10)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007. FIN 48 provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three and nine months ended March 31, 2008. Corporate tax returns for the years 2004 through 2007 remain open to examination by taxing authorities.

(11)	Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years for financial assets and liabilities. The FASB has provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations and liquidity.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company does not feel EITF 06-04 will have any impact on its financial condition because their split-dollar life insurance policy ends upon retirement of the covered employee.

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a final conclusion on Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangement.” The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any assets should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company does not feel EITF06-10 will have a financial statement impact because its split-dollar life insurance agreement ends upon retirement or termination of the covered employee.

In December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations”. The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations, and liquidity.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the Company’s financial condition and results of operations at and for the three and nine months ended March 31, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes and tables thereto, appearing in Part I, Item 1 of this report.

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

Statement of Financial Condition Analysis

Overview. Total assets at March 31, 2008 were $213.0 million, an increase of $30.2 million or 16.5% from total assets of $182.8 million at June 30, 2007. Total liabilities at March 31, 2008 were $191.1 million, compared to $159.8 million at June 30, 2007, an increase of $31.3 million or 19.6%. Stockholders’ equity at March 31, 2008 was $21.9 million compared to $23.0 million at June 30, 2007, a decrease of $1.1 million or 4.8%.

Loans.  We originate commercial (including agriculture), consumer, one-to four-family residential, multi-family and non-residential real estate and construction loans. The Company places heightened emphasis on originating non-residential real estate, construction and commercial loans. Loans, net increased $11.5 million, or 7.5%, to $164.8 million at March 31, 2008 compared to $153.3 million at June 30, 2007. This increase was primarily due to commercial loans increasing $4.4 million, nonresidential real estate loans increasing $6.7 million, multi-family real estate loans increasing $2.8 million, and consumer home equity loans increasing $1.0 million. This activity is in line with our continued emphasis on originating non-residential real estate, construction and commercial loans. These increases were offset by a decrease in 1-4 family residential real estate of $4.3 million.

Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. The Company had no troubled debt restructurings during the quarter ended March 31, 2008. There was one loan 90 days or more past due that was accruing interest at March 31, 2008.

	March 31,	June 30,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate-mortgage	$353	$466
Construction	220	-
Commercial	37	-
Consumer	128	3
Total non-accrual loans	738	469
Loans 90 days, still on accrual	25	-
Foreclosed assets, net	4	83
Total non-performing assets	$767	$552
Total non-accrual loans to total loans	0.4%	0.3%
Total non-accrual loans to total assets	0.3%	0.3%
Total non-performing assets to total assets	0.4%	0.3%

Non-accrual loans increased $269,000 to $738,000 at March 31, 2008, compared to $469,000 at June 30, 2007. The increase in construction loans is due to one loan that is backed by 1-4 family residential real estate. During April 2008, the customers sold the house and the Company received the full value of the principal balance of the loan. The increase in consumer loans is primarily due to one customer with a loan balance of $122,000. This loan is a home equity loan that is secured by two residential real estate properties. The customer is awaiting approval to sell the house. In the event the customer does not sell the house, the Bank will foreclose. The Company believes based on recent appraisals the property will be sufficient to cover the principal balance of the loan when sold.

During the nine months ended March 31, 2008 we sold two homes that were foreclosed on for $177,000. The book value of these assets was $148,000. One house was foreclosed on prior to June 30, 2007 with a book value of $83,000 and the other house was foreclosed on during the nine month period ended March 31, 2008 with a book value of $65,000.

Investments and Mortgage-backed Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. Securities available-for-sale decreased $135,000, or 2.1%, between June 30, 2007 and March 31, 2008. The decrease was the result of net maturities and repayments in the portfolio of $286,000 and an increase in the market value of the portfolio of $120,000. Securities held-to-maturity decreased $74,000 between June 30, 2007 and March 31, 2008. This decrease was due to repayments. The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality, and the Company has the ability and management intent to hold these securities until a market price recovery or maturity. The Company purchased $11.3 million in time deposits with financial institutions during the quarter ended March 31, 2008. All of the time deposits will mature at 90 days or longer.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits increased to $130.1 million from $127.7 million during the nine months ended March 31, 2008, an increase of $2.4 million or 1.9%. The increase was partially due to an increase in core deposits of $8.0 million resulting from an increase in non-interest bearing checking accounts of $1.8 million and an increase in the Company’s interest bearing checking accounts of $1.8 million with higher yields from new customers. Also contributing was an increase in money market accounts of $4.4 million. The increase in money market accounts was primarily due to one existing customer depositing funds with the Bank due to the sale of a business venture. This deposit is highly volatile and not likely to remain with the Company for an extended period of time as we anticipate the money will be transferred into investments with greater returns. Additionally, the increase in money market accounts is also partially due to new customers. Offsetting the increase in core deposits was a decrease in certificates of deposit of $6.0 million. This decrease in certificates was primarily due to a decrease in brokered certificates of $5.5 million. We continue to utilize brokered certificates to reduce the overall cost-of-funds.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Topeka to supplement our supply of funds for loans and investments. Federal Home Loan Bank borrowings increased $28.2 million to $58.8 million at March 31, 2008 from $30.6 million at June 30, 2007. The Company advanced additional funds during the nine months ended March 31, 2008, to mitigate interest rate risk by using long-term low-cost funds due to the declining rate environment. The funding from these advances was used to purchase multiple time deposits with various financial instituions. The advances outstanding at March 31, 2008 mature in 2008 through 2018.

Results of Operations for the Three and Nine Months Ended March 31, 2008 and 2007

Overview. We recorded a net loss of $193,000 during the three months ended March 31, 2008, compared to a net loss of $412,000 during the three months ended March 31, 2007, a decrease of $219,000. Our net loss for the nine months ended March 31, 2008 was $624,000 compared to $1,037,000 at March 31, 2007, a decrease of $413,000. The decrease in our net loss is largely due to an increase in net interest income of $150,000 and $200,000 for the three and nine month periods ended March 31, 2008, respectively. Also contributing significantly is the sale of loans during the three month period ended March 31, 2007 with a gross loss of $183,000. There was not a similar transaction that occurred during the period ended March 31, 2008. Additionally, the Company experienced an increase in service charges on deposit accounts of $42,000 and $189,000 for the three and nine month periods ended March 31, 2008, respectively and an increase in brokerage fee income of $63,000 and $175,000 for the three and nine month periods ended March 31, 2008, respectively. Offsetting these decreases in the net loss was an additional $39,000 of data processing fees for the three month period and $169,000 for the nine month period. Additionally, the income tax benefit recognized during the three months ended March 31 decreased by $217,000 and during the nine months ended March 31 decreased by $325,000.

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

Net interest income before provision for loan losses totaled $1.1 million for the three months ended March 31, 2008, an increase of $150,000, compared to $946,000 for the three months ended March 31, 2007. The increase in net interest income was primarily attributable to a $29.0 million increase in the average balance of commercial loans which hold a higher interest rate than the one-to four family residential real estate loans that were typically on our portfolio. For the nine months ended March 31, 2008, our net interest income before provision for loan losses totaled $3.1 million, an increase of $200,000, compared to $2.9 million for the nine months ended March 31, 2007. This increase in net interest income is also attributable to the increase in average balance of commercial loans, which we continue to emphasize and which on average carry a higher interest rate than mortgage loans. However, this increase was partially offset by an increase in interest expense from deposit accounts due to an increase in the average balance of high yield money market accounts of $6.6 million.

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$164,644	$2,641	6.42%	$160,002	$2,485	6.21%
Securities and other	19,326	193	3.99%	12,942	155	4.79%
Total interest-bearing assets	183,970	2,834	6.16%	172,944	2,640	6.11%

Total interest-bearing deposits	123,555	1,227	3.97%	121,602	1,212	3.99%
FHLB borrowings	41,418	482	4.65%	36,559	482	5.27%
Total interest-bearing liabilities	$164,973	$1,709	4.14%	$158,161	$1,694	4.28%

Interest rate spread			2.02%			1.83%
Net interest margin			2.45%			2.19%

Interest rate spread increased during the three months ended March 31, 2008 by 19 basis points from 1.83% to 2.02%. This is primarily due to an increase of 21 basis points in the average yield for loans. The increase in yield on loans is due to our continuing emphasis on the non-residential real estate, commercial, and construction loans, which generally are based on higher rate indices than one-to four-family loans. The increases in these loan categories resulted in an increase in our net interest margin of 26 basis points.

	Nine Months Ended March 31,
	2008			2007
	Average Balance	Interest Income	Yield/ Cost	Average Balance	Interest Income	Yield/ Cost
	(Dollars in thousands)
Loans, net	$158,068	$7,701	6.50%	$157,644	$7,359	6.22%
Securities and other	15,706	519	4.41%	12,327	444	4.80%
Total interest-bearing assets	173,774	8,220	6.31%	169,971	7,803	6.12%

Total interest-bearing deposits	122,698	3,851	4.18%	118,795	3,471	3.90%
FHLB borrowings	32,194	1,223	5.07%	36,190	1,445	5.32%
Total interest-bearing liabilities	$154,892	$5,074	4.37%	$154,985	$4,916	4.23%

Interest rate spread			1.94%			1.89%
Net interest margin			2.41%			2.26%

Interest rate spread increased during the nine months ended March 31, 2008 by 5 basis points from 1.89% to 1.94%. This is primarily due to an increase of 28 basis points in the average yield for loans. The increase in yield on loans is due to our continuing emphasis on the non-residential real estate, commercial, and construction loans. The increase in the average yield on loans was offset by an increase in the average cost of funds for deposit accounts of 28 basis points. The increase in cost of funds was due to an increase in the average balance of high yield money market accounts. These changes resulted in an increase in our net interest margin of 15 basis points.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the allowance for loan losses on a quarterly basis. When additional allowances are necessary, a provision for loan loss is charged to earnings. During the quarter ended March 31, 2008 our evaluation resulted in a provision of $104,000 compared to $128,000 for the three months ended March 31, 2007. For the nine months ended March 31, 2008 the provision increased $36,000 to $224,000 compared to $188,000 at the nine months ended March 31, 2007. The increased provisions are a result of the continuing shift in the composition of the Bank’s loan portfolio from residential real estate loans to non-residential real estate and commercial loans and continuing deteriorations in economic indicators.

Non-interest Income. During the quarter ended March 31, 2008 non-interest income increased $247,000 from the comparable period in 2007. Service charges on deposit accounts increased by $42,000 as a result of our focus on increasing service charge fees. Brokerage fee income increased $63,000 as a result of increased productivity in our investment departments. Gain on sale of loans increased $148,000 due to a sale occurring during the three months ended March 31, 2007 with a gross loss of $183,000. There was no similar transaction during the three months ended March 31, 2008. For the nine months ended March 31, 2008, non-interest income increased $562,000 from $939,000 to $1,501,000. This increase is also due to an increase in service charges on deposit accounts of $189,000 and brokerage fee income of $175,000. For the nine months ended March 31, 2008 the gain on sale of loans increased $166,000 due to no like kind sale of loans resulting in a loss during the nine months ended March 31, 2008. Additionally, other income increased by $66,000. The primary reason for this increase was a referral fee of $60,000 received for one loan.

Non-interest Expenses. Total non-interest expenses increased $14,000 for the three months ended March 31, 2008, from the prior three month period ended March 31, 2007. This increase was primarily due to an increase in data processing fees of $38,000 Offsetting this increase was a decrease in professional fees of $25,000. While the Company did not experience significant differences in most of the non-interest expenses, the Company did experience slight decreases in salaries and employee benefits, advertising and public relations, and professional fees as a result of its efforts to address non-interest expense.

For the nine months ended March 31, 2008 non-interest expenses increased $47,000 from the nine months ended March 31, 2007. During the nine month period we incurred increases in salaries and employee benefits of $108,000, data processing fees of $169,000 and insurance and surety bond premiums of $84,000. These increases were the result of ongoing operational expense incurred in the continuing expansion of the Company’s products, services and locations. These increases were offset by decreases of $67,000 in occupancy and equipment, $76,000 in advertising and public relations, professional fees of $25,000, $40,000 in supplies, telephone and postage, $18,000 in contributions and donations and other expenses of $52,000. Also offsetting the increases was the net proceeds of $40,000 on the sale of foreclosed assets.

Income Taxes. The Company recorded a tax benefit of $75,000 during the three months ended March 31, 2008 compared to a tax benefit of $293,000 during the three months ended March 31, 2007. For the nine months ended March 31, 2008, the Company recorded a tax benefit of $352,000 compared to a tax benefit of $677,000 during the nine months ended March 31, 2007. The tax benefit at March 31, 2008 and 2007 were calculated based on the tax items and the operating loss or income recorded during the respective quarters.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $16.1 million, an increase of $6.6 million from June 30, 2007. Securities classified as available-for-sale whose market value exceeds or equaled our cost, which provide additional sources of liquidity, totaled $5.5 million at March 31, 2008. Total securities classified as available-for-sale were $6.4 million at March 31, 2008. Of this amount, $701,000 was pledged to secure certain depository relationships, such as certificates of deposit and checking accounts held by various municipal entities and a charitable organization. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $74.6 million from the Federal Home Loan Bank of Topeka. On March 31, 2008, we had $58.8 million of borrowings outstanding. It is our intention to hold these advances to maturity. Additionally, the Company has the ability to borrow $5.0 million from Wells Fargo and $4.4 million from Bankers Bank of the West. The balance in both of these lines of credit is zero at March 31, 2008. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At March 31, 2008, we had $16.2 million in loan commitments outstanding, which consisted of $884,000 million in mortgage loan commitments, $3.3 million in unused home equity lines of credit, $204,000 in personal lines of credit and $11.8 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2008 totaled $69.1 million, or 81.8%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects the flat yield curve. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

On February 28, 2008, the Company announced the completion of its previously disclosed stock repurchase program under which the Company acquired 59,355 shares of its common stock. The average share price of the shares was $9.06 per share and the aggregate repurchase price was approximately $538,000.

On March 20, 2008, the Company issued a press release announcing that the Company’s Board of Directors approved the repurchase of up to 71,226 shares of the Company’s outstanding common stock, which is 5.0% of the outstanding shares not held by Equitable Financial MHC.

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

For the nine months ended March 31, 2008 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008 (1)	6,718	$7.11	6,718	52,637

February 1, 2008 through February 29, 2008	52,637	$9.31	52,637	_

March 1, 2008 through March 31, 2008 (2)	_	_	_	71,226

(1)
On October 17, 2007, the Company announced that its Board of Directors had approved its first stock repurchase program authorizing the Company to purchase up to 59,355 shares of the Company’s common stock. This repurchase program was completed on February 27, 2008.

(2)
On March 20, 2008, the Company announced that its Board of Directors had approved its second stock repurchase program authorizing the Company to purchase up to 71,226 shares of the Company’s common stock.

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

EQUITABLE FINANCIAL CORP.

Dated: May 14, 2008	By:	/s/ Richard L. Harbaugh
Richard L. Harbaugh President and Chief Executive Officer (principal executive officer)
Title

Dated: May 14, 2008	By:	/s/ Kim E. Marco
Kim E. Marco Executive Vice President and Chief Financial Officer (principal financial and accounting officer)